Form 10-Q
period 1995-06-03
GENERAL MICROWAVE CORP
filed 1995-07-18
CIK 40703

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549

	FORM 10-Q

(Mark One)

[XX]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 3, 1995

	or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from 			 to

Commission file number:   1-8821


                   GENERAL MICROWAVE CORPORATION
	(Exact name of registrant as specified in its charter)

            New York                                11-1956350
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                 Identification No.)

5500 New Horizons Boulevard, Amityville, New York      11701
(Address of principal executive offices)             (Zip Code)

                           (516)  226-8900
	(Registrant's telephone number, including area code)

                                N/A
(Former name, former address and former fiscal year, if changed since last report)

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
					      [X] Yes   [ ] No

	As of June 20, 1995, there were 1,194,890 shares of common stock outstanding.

                             PART I  -  FINANCIAL INFORMATION



Item l.  Financial Statements.

                                GENERAL MICROWAVE CORPORATION

                                     AND SUBSIDIARIES

                              CONSOLIDATED FINANCIAL STATEMENTS
                                       (Unaudited)

                                      June 3, 1995

       BALANCE SHEET ASSETS

                  GENERAL MICROWAVE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                    A S S E T S


                                             June 3, 1995    February 28, 1995
                                              (Unaudited)

Current assets
    Cash and cash equivalents                $1,520,530             1,053,861
    Investments                                 765,438               757,909
    Accounts receivable less allowance for
      doubtful accounts of $90,000            3,285,923             5,597,150
    Inventories                               8,274,492             7,594,526
    Prepaid expenses and other current assets   197,403               208,152
    Deferred income taxes, net                  485,965               485,965

Total current assets                         14,529,751            15,697,563

Property, plant and equipment, net            6,644,497             6,586,563
Costs in excess of fair market value of
  net assets acquired, net                      983,868               721,149
Debt issuance costs, net                         91,277                96,494
Intangible assets, net                          266,661               217,291
Other assets                                    136,343               122,768

  Total assets                               22,652,397            23,441,828
                                            ============        =============




See accompanying notes to consolidated financial statements.

       BALANCE SHEET LIABILITIES AND STOCKHOLDERS' EQUITY

                GENERAL MICROWAVE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                             June 3, 1995    February 28, 1995
                                              (Unaudited)


Current liabilities:
  Current installments of long-term debt            575,000            575,000
  Notes payable to bank                             225,707            244,712
  Accounts payable                                  789,515            847,816
  Accrued expenses & other current liabilities    2,086,531          1,788,585
  Income taxes payable                              272,384            338,917


Total current liabilities                         3,949,137          3,795,030

Long term debt, less current installments         2,612,496          2,631,250

Deferred income taxes                               612,656            612,656

Minority interest                                    21,835             65,519

Stockholders' equity:
 Preferred stock, $.01 par value:
  1,000,000 shares authorized and unissued           -                  -
 Common stock, $.01 par value:
  5,000,000 shares authorized, 1,662,992 and
  1,661,292 issued                                  16,620              16,613
 Additional paid-in capital                      9,535,490           9,531,034
 Retained earnings                               9,092,809           9,973,909
                                                18,644,919          19,521,556

Less: Treasury stock, at cost (467,102
      and 466,464 shares)                        3,188,646           3,184,183
                                                15,456,273          16,337,373

Contingencies

Total liabilities & stockholders' equity       $22,652,397          23,441,828
                                              ============          ==========

See accompanying notes to consolidated financial statements.

       STATEMENT OF OPERATIONS




			GENERAL MICROWAVE CORPORATION AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                 FOR THE QUARTER ENDED
                                   June 3, 1995 	         May 28, 1994
		                    (Unaudited)                   (Unaudited)



Net sales                         4,404,996                       $5,033,502
Cost of sales                     3,328,936                        3,351,688

Gross profit                      1,076,060                        1,681,814

Operating expenses:
  Selling                           788,511                          694,832
  Research and development          407,123                          162,783
  General and administrative        782,251                          700,698
                                  1,977,885                        1,558,313

Operating  earnings (loss)         (901,825)                         123,501

Other expenses (income):
  Interest expense                   51,321                           28,205
  Investment income                 (28,362)                         (22,443)
  Other                                                               33,771
  Change in minority interest       (43,684)
                                    (20,725)                          39,533
Earnings (loss) before
  provision for income taxes       (881,100)                          83,968

Provision for
  income taxes                        -                               29,600

Net earnings  (loss)             $ (881,100)                      $   54,368
                                 ===========                       ==========

Net earnings (loss) per share    $   (0.74)                        $     .04

                                 ==========                        ==========

Weighted average number of
  common shares outstanding       1,194,890                        1,349,281



See accompanying notes to consolidated financial statements.

       STATEMENT OF CASH FLOWS



               			   GENERAL MICROWAVE CORPORATION AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   FOR THE THREE MONTHS ENDED


                                                           June 3, 1995      May 28, 1994
                                                            (Unaudited)        (Unaudited)
Cash flows from operating activities:
  Net earnings (loss)                                      $ (881,100)            54,368

  Adjustments to reconcile net earnings
   to net cash provided by operating activities:
       Depreciation and amortization                           206,247           240,240
       Change in minority interest                             (43,684)
  Changes in assets and liabilities:
     Accounts receivable, net                                2,311,227           985,354
     Inventories                                              (679,966)         (509,285)
     Prepaid expenses and other current assets                  21,078          (116,903)
     Income taxes payable                                      (66,533)          (88,370)
     Other assets                                              (26,216)          (13,906)
     Accounts payable                                          (58,301)         (253,501)
     Accrued expenses and other current liabilities             18,946          (166,852)

  Total adjustments                                         $1,682,798            76,777


  Net cash provided by
   operating activities                                        801,698           131,145

Cash flows from investing activities:
  Purchase of plant & equipment                               (247,900)         (133,026)
  Purchase of short-term investments                                             (28,380)
  Proceeds from sale of short term investments                                 1,010,220
  Purchase of intangible assets                                (49,370)           (5,475)
  Net cash provided by (used in)
   investing activities                                       (297,270)          843,339

Cash flows from financing activities:
  Principal payments on debt                                   (37,759)          (18,750)
  Proceeds from exercise of stock options                        4,463             2,688
  Payments to acquire treasury stock                            (4,463)       (1,425,600)

  Net cash used in financing activities                        (37,759)       (1,441,662)

Cash and Cash Equivalents:

  Net (decrease) increase during the period                    466,669          (467,178)
  Balance, beginning of the period                           1,053,861         1,823,613

  Balance, end of the period                                $1,520,530       $ 1,356,435
                                                            ==========         =========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
  Interest (excluding bank charges)                           $ 44,295            26,125
  Income taxes                                                $108,450           111,516
  Non-cash transaction:
  Liability due to purchase of additional
    interest in subsidiary                                    $279,000            84,600


See accompanying notes to consolidated financial statements.

                      GENERAL MICROWAVE CORPORATION AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   June 3, 1995

                                   (Unaudited)


NOTE 1: The consolidated financial statements include the accounts of General Microwave Corporation, its wholly owned subsidiaries, General Microwave Foreign Sales Corporation (FSC), Micro-El Patent Corporation and Math Associates, Inc. (Math), its indirect wholly-owned subsidiaries, General Microwave Israel Corporation (GMIC) and
          General Microwave Israel (1987) Ltd.(GMIL), and its majority owned subsidiary General Microcircuits Corporation (GMCC). All intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2: The information furnished in this report reflects all adjustments (which include only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim period. The interim figures are not necessarily indicative of the results for the year.

       Inventories on hand

NOTE 3:   Inventories on hand at:
                                      June 3, 1995          February 28, 1995

            Raw materials             $3,823,513                 3,638,119
            Work in process            3,526,581                 3,303,562
            Finished goods             1,237,200                   945,629
                                      $8,587,294                 7,887,310

           Less Progress billings       (312,802)                 (292,784)
                                       8,274,492                 7,594,526
                                      ===========                ==========


            Inventories are valued at the lower of cost or market on a first-in, first-out basis.

NOTE 4: Investments consisting of municipal bond funds, are classified as securities available for sale under the Statement of Financial Accounting Standards No.115, "Accounting for Certain Investments in Debt and Equity Securities" and are recorded at fair value. However, unrealized gains and losses have not been reported as a separate component of stockholders' equity as they were immaterial as of June 3, 1995 and May 28, 1994.

NOTE 5: Accumulated depreciation and amortization of property, plant and equipment was $6,757,003 at June 3, 1995 and $6,987,284 at February 28, 1995.

NOTE 6:   On March 2, 1995, the  minority stockholders of General
          Microcircuits (GMCC) exercised their option to require the Company to purchase, in fiscal 1996, 15,000 shares of GMCC common stock at a cost of $ 279,000, thereby increasing the Company's ownership in GMCC from 92% to 97%. This transaction was accounted for by the purchase method of accounting with the cost of the additional ownership recorded as costs in excess of fair value of net assets acquired. As of June 3, 1995, $279,000 due to the minority shareholders was included in liabilities on the balance sheet.

NOTE 7:   The agreements relating to the Company's 7-day   Demand Industrial
          Development Revenue Bonds contain several restrictive covenants.
          The agreement with the letter of credit issuer requires the Company to maintain a minimum level of tangible net worth as defined. After giving effect to the results of operations for the quarter ended
          June 3, 1995, the Company required and received a waiver that modified this requirement to the Company's tangible net worth level as defined in that agreement as of June 3, 1995 until February 28, 1996. Because management anticipates compliance with the original tangible net worth covenant as of February 29, 1996, the Industrial Development Revenue Bonds debt is classified as long term debt. In connection with this covenant the Company is required to provide cash collateral of $500,000 for purposes of securing and meeting the next principal payment on the bonds in October, 1995. Additionally the letter of credit issuer added a covenant requiring the Company to not record a net loss for the fiscal year ended February 29, 1996. The Company is otherwise in compliance with the restrictive covenants contained in the bond agreements.


NOTE 8: On May 27, 1994, the Company purchased 178,200 shares of its Common Stock held by Joseph Falkenstein, a beneficial owner (as defined by Securities and Exchange Commission regulations) of more than 5% of the Company's common stock for $1,425,600, the then prevailing market price on the American Stock Exchange.

NOTE 9: In May 1995, the Company was named as a defendant in a legal action whereby the plaintiff is alleging ten causes of action in excess of $2 million in damages on each of the first nine causes of action and $250,000 on the tenth cause of action, arising out of the normal course of its business. Based upon the facts and circumstances known by management at this time, management believes the ultimate outcome of this litigation will not have a material impact on the financial position of the Company.

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the Quarter Ended June 3, 1995 compared with the Quarter Ended May 28, 1994.

In the first quarter of fiscal 1996, net sales were $4,404,996 and the net loss was $881,100 compared with net sales of $5,033,502 and earnings of $54,368 for the first quarter of fiscal 1995. A decrease in sales of microwave components and hybrid microcircuits products more than offset a slight increase in sales of fiber optics products when comparing the sales for the first quarter of this year with the comparable quarter of last year. The decline in operating results is attributed to the lower sales and lower gross profit margins due to competitive pricing in the declining military market, start-up costs on new fiber optic products, technical problems on new product development, and one-time expenses associated with cost reduction actions. Management anticipates that the technical problems will diminish in the second quarter.

Cost of sales, as a percentage of sales, increased during the current quarter to 75.6% from 66.6% during the comparable quarter of last year due primarily to competitive pricing, technical problems on new products, and a decline in sales without a corresponding decrease in fixed overhead costs. Management's efforts to reduce costs, principally at the Amityville location, resulted in a reduction of personnel levels in engineering and manufacturing during May 1995. One-time expenses of approximately $60,000 in connection with this staff reduction were recorded in the quarter. The full benefit of these reductions in staff implemented at the end of the first quarter will be realized through the remainder of this fiscal year at an estimated savings of approximately $325,000. Selling and general and administrative expenses increased in the current quarter compared with the comparable quarter last year primarily due to the increased selling expenses in promoting new and existing products. Research and development costs increased significantly due to a decrease in customer funded programs and approximately $60,000 of Israeli costs for which the corresponding grant applications have not yet been approved.

During the first quarter of fiscal 1996, sales orders booked were $8.0 million and the closing backlog was $13.4 million compared with $6.2 million and $9.7 million respectively, for the first quarter of fiscal 1995. With significant first quarter orders, closing backlog of $13.4 million was strong compared to fiscal year-end February 1995 of $9.9 million.

As management anticipates a return to profitability during the balance of fiscal 1996, no tax benefit was recognized against a net loss during the current fiscal quarter. The effective corporate income tax rate for the first quarter of fiscal 1995 was 35%.

Liquidity and Capital Resources

June 3, 1995  compared with February 28, 1995

At June 3, 1995, the Company's ratio of current assets to current liabilities was 3.7 to 1 compared to 4.1 at February 28, 1995.

During the first quarter of fiscal 1996, cash flows provided from operations amounting to approximately $802,000 were utilized principally to purchase capital equipment for $248,000. Accounts receivable declined $2,311,000 due to reduced first quarter 1996 sales as compared to a high level of fourth quarter fiscal 1995 sales, which receivables were substantially collected in the first quarter of fiscal 1996. Inventories increased by $680,000 because of lower sales and work in process on increased orders. During the quarter the Company incurred a liability of $279,000 for the purchase of General Microcircuits' stock from minority stockholders. The Company expects to spend up to $500,000 during the remainder of the year for capital equipment.

The agreements relating to the Company's 7-day Demand Industrial Development
Revenue Bonds contain several restrictive covenants.   The agreement with the
letter of credit issuer requires the Company to maintain a minimum level of tangible net worth as defined. After giving effect to the results of operations for the quarter ended June 3, 1995, the Company required and received a waiver of this requirement through February 28, 1996, that modified this requirement to the Company's tangible net worth level as defined in that agreement as of June 3, 1995 until February 28, 1996. Because management anticipates compliance with the original tangible net worth covenant as of February 29, 1996, the Industrial Development Revenue Bonds debt is classified as long term debt. In connection with this covenant, the Company is required to provide cash collateral of $500,000 for purposes of securing and meeting the next principal payment on the bonds in October 1995. Additionally, the letter of credit issuer added a covenant requiring the Company to not record a net loss for the fiscal year ended February 29, 1996. Assuming the tangible net worth covenants were in effect, the Company would have had no unrestricted
funds available for the payment of cash dividends at June 3, 1995.   Management
anticipates that the Company will be in compliance with this covenant at the 1996 fiscal year-end. The Company is otherwise in compliance with the restrictive covenants contained in the bond agreements.

The Company believes that its present resources, including available credit, are sufficient to meet its needs for the foreseeable future.

	PART II  -  OTHER INFORMATION


Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits:

		    27	         Financial Data Schedule (filed
			         with electronically filed copy
			         only)


	(b)	Reports on Form 8-K:

		None

                              SIGNATURES



	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



				GENERAL MICROWAVE CORPORATION
					                              (Registrant)


Date:  July  17, 1995		By:s/ ARNOLD H. LEVINE
				   Arnold H. Levine, Vice
				   President-Finance, Treasurer,
				   Chief Financial Officer
				   (Principal Financial and
				   Chief Accounting Officer)

	                       Exhibit Index







Exhibit No.
    27                	Financial Data Schedule	              _____
	                     	(Filed with electronically
	                     	filed copy only)