Form 10-Q
period 1995-09-02
GENERAL MICROWAVE CORP
filed 1995-10-16
CIK 40703

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549

                                 FORM 10-Q

(Mark One)

[XX]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 2, 1995

                                    or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to

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
                          [X] Yes   [ ] No

     As of September 22, 1995, there were 1,197,930 shares of common stock outstanding.

                    PART I  -  FINANCIAL INFORMATION



                     Item l.  Financial Statements.
                     ------   --------------------

                      GENERAL MICROWAVE CORPORATION

                            AND SUBSIDIARIES

                    CONSOLIDATED FINANCIAL STATEMENTS

                               (Unaudited)

                            September 2, 1995

       BALANCE SHEET ASSETS

               GENERAL MICROWAVE CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                                A S S E T S



                                        September 2, 1995  February 28, 1995
                                           (Unaudited)
                                        -----------------  -----------------

Current assets:
   Cash and cash equivalents             $    1,143,162      $   1,053,861
   Restricted cash                              500,000
   Investments                                                     757,909
   Accounts receivable less allowance for
        doubtful accounts of $90,000          3,459,300          5,597,150
   Inventories                                8,276,370          7,594,526
   Prepaid expenses and other current assets    478,808            208,152
   Deferred income taxes, net                   485,965            485,965
                                             ----------         ----------

Total current assets                         14,343,605         15,697,563

Property, plant and equipment, net            6,549,007          6,586,563
Costs in excess of fair market value of
     net assets acquired, net                   962,841            721,149
Debt issuance costs, net                         86,060             96,494
Intangible assets, net                          194,929            217,291
Other assets                                    173,569            122,768
                                             ----------         ----------

Total assets                                 22,310,011         23,441,828
                                             ==========         ==========



See accompanying notes to consolidated financial statements.

       BALANCE SHEET LIABILITIES AND STOCKHOLDERS' EQUITY

                GENERAL MICROWAVE CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS


                     LIABILITIES AND STOCKHOLDERS' EQUITY



                                        September 2, 1995  February 28, 1995
                                           (Unaudited)
                                        -----------------  -----------------

Current liabilities:
  Current installments of long-term debt         575,000            575,000
  Notes payable to bank                          198,172            244,712
  Accounts payable                             1,380,667            847,816
  Accrued expenses and other
      current liabilities                      1,562,015          1,788,585
   Income taxes payable                              -              338,917
                                              ----------         ----------

Total current liabilities                      3,715,854          3,795,030
                                              ----------         ----------

Long term debt, less current installments      2,593,747          2,631,250

Deferred income taxes                            612,656            612,656

Minority interest                                 16,853             65,519

Stockholders' equity:
 Preferred stock, $.01 par value:
  1,000,000 shares authorized and unissued
 Common stock, $.01 par value:
  5,000,000 shares authorized, 1,664,492 and
  1,661,292 issued                                16,645             16,613
Additional paid-in capital                     9,549,406          9,531,034
Retained earnings                              8,993,499          9,973,909
                                              ----------         ----------

                                              18,559,550         19,521,556
                                              ----------         ----------
Less: Treasury stock, at cost (467,102
      and 466,464 shares)                      3,188,649          3,184,183
                                              ----------         ----------
                                              15,370,901         16,337,373
                                              ----------         ----------
Contingencies

Total liabilities & stockholders' equity      22,310,011         23,441,828
                                              ==========         ==========


See accompanying notes to consolidated financial statements.

       STATEMENT OF OPERATIONS

                GENERAL MICROWAVE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   FOR THE QUARTER ENDED    FOR THE SIX MONTHS ENDED
                                    9/2/95       8/27/94        9/2/95       8/27/94
                                 (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
                                  ---------     ---------     ---------     ---------


Net sales                       $5,390,599    $4,928,685    $9,795,595    $9,962,187
Cost of sales                    3,934,290     3,428,922     7,263,226     6,780,610
                                 ---------     ---------     ---------     ---------
Gross profit                     1,456,309     1,499,763     2,532,369     3,181,577

Operating expenses:
     Selling                        780,299       697,157    1,568,810     1,391,989
     Research and development       208,980       338,481      616,103       501,264
     General and administrative     785,695       751,383    1,567,946     1,452,081
                                  ---------     ---------    ---------     ---------

                                  1,774,974     1,787,021    3,752,859     3,345,334
                                  ---------     ---------    ---------     ---------

Operating loss                     (318,665)     (287,258)  (1,220,490)     (163,757)

Other expenses (income):
     Interest expense                 50,968        35,428     102,289         63,633
     Investment Income                (6,341)      (31,132)    (34,703)       (53,575)
     Other                               -          45,007         -           78,778
     Change in minority interest      (4,982)          -       (48,666)           -
                                  ----------     ---------   ---------     ----------

                                      39,645        49,303      18,920         88,836
                                  ----------     ---------   ---------     ----------
Loss before recovery
     of income taxes                (358,310)     (336,561) (1,239,410)      (252,593)

Recovery of income taxes            (259,000)     (118,000)   (259,000)       (88,400)
                                  ----------     ---------   ---------      ---------


Net loss                             (99,310)     (218,561)   (980,410)      (164,193)
                                  ==========     =========   =========      =========

Net loss per share               $     (0.08) $      (0.18) $    (0.82) $       (0.13)
                                  ==========     =========   =========      =========
Weighted average number of
     common shares outstanding      1,197,057     1,198,991   1,195,974      1,274,139

See accompanying notes to consolidated financial statements

       STATEMENT OF CASH FLOWS

                              GENERAL MICROWAVE CORPORATION AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               FOR THE SIX MONTHS ENDED

                                                                                 9/2/95         8/27/94
                                                                               (Unaudited)    (Unaudited)
                                                                                ---------      ---------
Cash flows from operating activities:
      Net loss                                                                   (980,410)      (164,193)

      Adjustments to reconcile net loss
       to net cash provided by operating activities:
           Depreciation and amortization                                          464,303         479,172
           Change in minority interest                                            (48,666)            -
      Changes in assets and liabilities:
         Accounts receivable, net                                               2,137,850       1,037,562
         Inventories                                                             (681,844)     (1,248,536)
         Prepaid expenses and other current assets                               (270,656)         28,392
         Income taxes payable                                                    (338,918)       (346,362)
         Other assets                                                             (50,801)          4,009
         Accounts payable                                                         532,851         168,455
         Accrued expenses and other current liabilities                          (226,570)       (347,836)
                                                                                ---------        --------
      Total adjustments                                                         1,517,549        (255,144)


      Net cash provided by (used in)
       operating activities                                                       537,139        (389,337)
                                                                                ---------       ---------

Cash flows from investing activities:
      Proceeds from sale of short-term investments                                757,909       1,010,220
      Purchase of plant & equipment                                              (349,503)       (290,787)
      Purchase of short-term investments                                              -           (43,017)
      Purchase of intangible assets                                                (7,139)        (15,880)
      Purchase of additional interest in subsidiary                              (279,000)        (84,600)
                                                                                ---------       ---------
      Net cash provided by investing activities                                   122,267         575,936
                                                                                ---------       ---------

Cash flows from financing activities:
      Payment of long-term borrowings                                             (84,043)        (37,500)
      Proceeds from exercise of stock options                                      18,404           2,688
      Payments to acquire treasury stock                                           (4,466)     (1,425,600)
                                                                                 --------       ---------

      Net cash used in financing activities                                        (70,105)    (1,460,412)
                                                                                 ---------      ---------
Cash and cash equivalents:

      Net increase (decrease) during the period                                     589,301    (1,273,813)

      Balance, beginning of the period                                            1,053,861     1,823,613
                                                                                  ---------     ---------

      Balance, end of the period                                                  1,643,162       549,800
                                                                                  =========     =========

Supplemental disclosure of cash flow information:
      Cash paid during the period for:
      Interest (excluding bank charges)                                             102,288        61,380
      Income taxes                                                                  108,450       262,382
      Liability due to purchase of additional interest in subsidiary                279,000        84,600

See accompanying notes to consolidated financial statements.

             GENERAL MICROWAVE CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         September 2, 1995

                             (Unaudited)


NOTE 1: The consolidated financial statements include the accounts of General Microwave Corporation, its wholly owned subsidiaries, General Microwave Foreign Sales Corporation (FSC), Micro-El Patent Corporation and Math Associates, Inc. (Math), its indirect wholly-owned subsidiaries, General Microwave Israel Corporation (GMIC) and General Microwave Israel (1987) Ltd.
               (GMIL), and its majority owned subsidiary General Microcircuits Corporation (GMCC). All intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2: The information furnished in this report reflects all adjustments (which include only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim period. The interim figures are not necessarily indicative of the results for the year.

       Inventories on hand
NOTE 3:        Inventories on hand at:

                                       September 2, 1995    February 28, 1995
                                       -----------------    -----------------

               Raw materials              $3,798,552           3,638,119
               Work in process             3,886,661           3,303,562
               Finished goods              1,072,939             945,629
                                           ---------           ---------
                                          $8,758,152           7,887,310

               Less progress billings       (481,782)           (292,784)
                                           ---------           ---------
                                           8,276,370           7,594,526
                                           =========           =========

               Inventories are valued at the lower of cost or market on a first-in, first-out basis.

NOTE 4: Investments consisting of municipal bond funds, are classified as securities available for sale under the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and are recorded at fair value. However, unrealized gains and losses have not been reported as a separate component of stockholders' equity as they are immaterial as of February 28, 1995.

NOTE 5: Accumulated depreciation and amortization of property, plant and equipment was $6,954,097 at September 2, 1995 and $6,987,284 at February 28, 1995.

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

NOTE 7: In connection with the renewal of the letter of credit relating to the Company's 7-day Demand Industrial Development Revenue Bonds, the Company granted a security interest in its accounts receivable to the bondholders and the letter of credit issuer as additional security for the Company's bond related debt.
               The agreements relating to the bonds contain several restrictive covenants. The agreement with the letter of credit issuer requires the Company to maintain a minimum level of tangible net worth as defined. After giving effect to the results of operations for the quarter ended June 3, 1995, the Company required and received a waiver that modified this requirement to the Company's tangible net worth level as defined in that agreement as of June 3, 1995 until February 28, 1996. Because management anticipates compliance with the original tangible net worth covenant as of February 29, 1996, the Industrial Development Revenue Bonds debt is classified as long term debt. In connection with this covenant the Company was required to provide cash collateral of $500,000 for purposes of securing and meeting the next principal payment on the bonds in October, 1995, which is indicated as restricted cash on the accompanying balance sheet. Additionally, the letter of credit issuer added a covenant requiring the Company to not record a net loss for the fiscal year ending February 29, 1996. It is probable that the Company may not meet this new covenant and is negotiating with the letter of credit issuer concerning a modification, or waiver, if necessary, of this new covenant.
               The Company is otherwise in compliance with the restrictive covenants contained in the original bond agreements.

NOTE 8: In June 1995 the Company issued a continuing limited guarantee in an amount of $300,000 to an Israeli bank relating to indebtedness for its Israeli subsidiary. The Company's guarantee of $225,000 relating to the mortgage indebtedness on that subsidiary's facility has been terminated by its terms.

NOTE 9: On May 27, 1994, the Company purchased 178,200 shares of its Common Stock held by Joseph Falkenstein, a beneficial owner (as defined by Securities and Exchange Commission regulations) of more than 5% of the Company's common stock for $1,425,600, the then prevailing market price on the American Stock Exchange.

ITEM 2         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------

Results of Operations
---------------------

For the Quarter Ended September 2, 1995 compared with the Quarter Ended August
------------------------------------------------------------------------------

27, 1994.
---------

During the second quarter of fiscal 1996, net sales were $5,390,599 compared to $4,928,685 during the comparable quarter of fiscal 1995, a 9.4% increase. This increase primarily is attributed to significant shipments of fiber optic products. The loss before recovery of income taxes was $358,310 as compared with $336,561 for the same quarter last year. However, after giving effect to the anticipated recovery of income taxes, the net loss for the quarter amounted to $99,310 compared with a net loss of $218,561 for the same quarter last year.

Cost of sales, as a percentage of sales, increased to 73.0% in the current quarter, from 69.6% during the comparable quarter of last year. This increase is attributed to technical problems and production difficulties with some new products and certain production programs.

Total operating expenses remained essentially unchanged in the current quarter compared to the comparable quarter last year. An increase in selling expenses in an effort to improve sales of microwave products was coupled with a slight increase in general and administrative expenses. Research and development expenses decreased due to general reductions and approval of grant applications which offset research and development expenses. The decrease in research and development expenses more than offset the increase of selling and general and administrative expenses. Interest expense increased due to higher rates and increased short term borrowings, and investment income declined due to reduced funds available for investing.

During the second quarter of fiscal 1996, sales orders booked were $5.3 million and the closing backlog was $13.3 million compared with $5.7 million sales orders booked and a closing backlog of $10.4 million for the second quarter of fiscal 1995.


For the Six Months Ended September 2, 1995 compared with the Six Months Ended
-----------------------------------------------------------------------------
August 27, 1994.
----------------

During the first half of fiscal 1996, net sales were $9,795,595 compared with $9,962,187 for the first half of fiscal 1995, representing a 2% decline. A net loss of $980,410 for the current period compares with a net loss of $164,193 for the comparable period last year. Sales declined slightly during the six month period due to decreases in microwave components and hybrid microcircuits sales which were almost offset by increases in sales of fiber optic products. Losses increased due to higher cost of sales as a percentage of sales, as well as increased operating expenses.

Cost of sales, as a percentage of sales, increased to 74.1% in the first half of fiscal 1996, compared to 68.1% in the first half of fiscal 1995, due primarily to competitive pricing and technical difficulties on some new products and in certain production programs.

During the current half the Company increased its selling activities as part of its effort to promote new and existing products. As a result selling expenses increased by approximately 13% compared to the comparable half last year.  Research and development expenses increased due to a decrease in
customer funded programs.   Interest expenses increased due to higher rates
and increased short term borrowings. Investment income decreased because of reduced funds available for investment.

A recovery of income taxes, resulting from a loss before income taxes for the first six months of fiscal 1996, at an effective recovery rate of 20.8%, compared with a recovery rate of 35% for the comparable period last year. The tax benefit recorded in the second quarter of fiscal 1996 was limited to the estimated tax benefit to be recorded for the fiscal year ending February 29, 1996.

During the first half of fiscal 1996, sales orders booked were $13.3 million and the backlog was $13.3 million compared with $11.8 million and $10.4 million respectively, for the first half of fiscal 1995.


Liquidity and Capital Resources
-------------------------------

September 2, 1995 compared with February 28, 1995
-------------------------------------------------

At September 2, 1995, the Company's ratio of current assets to current liabilities was 3.9 to 1 compared to 4.1 to 1 at February 28, 1995.

During the first half of fiscal 1996, cash flows provided from operations amounting to approximately $537,000 were utilized principally to purchase equipment for $350,000, to acquire an additional interest in General Microcircuits for $279,000 and to fund operations. Accounts receivables declined $2,138,000 due to reduced first half sales as compared to a high level of fourth quarter fiscal 1995 sales, which receivables have been
substantially collected.   Inventories increased by $682,000 because of lower
than anticipated sales and work in process on increased orders. The Company expects to spend up to $200,000 during the remainder of the year for capital equipment.

In connection with obtaining the waiver of the tangible net worth covenant contained in one of the agreements relating to the Company's 7-day Demand Industrial Development Revenue Bonds, the Company was required to provide cash collateral of $500,000 for purposes of securing and meeting the next principal payment on the bonds in October 1995, which is indicated as restricted cash on the balance sheet. Additionally the letter of credit issuer added a covenant requiring the Company to not record a net loss for the fiscal year ending February 29, 1996. It is probable that the Company may not meet this new covenant and is negotiating with the letter of credit issuer concerning a modification or waiver, if necessary, of this new covenant. The Company is otherwise in compliance with the restrictive covenants contained in the original bond agreements. Based on the tangible net worth covenants, the Company had no unrestricted funds available for the payment of cash dividends at September 2, 1995.

The Company believes that its present resources, including available credit, are sufficient to meet its needs for the foreseeable future.

                      PART II  -  OTHER INFORMATION


Item 1.        Legal Proceedings.
-------        ------------------



On or about May 3, 1995, Roy Grant v. General Microwave Corporation, and Russ Gulotta, Director of Operations and individually was commenced in the United States District Court for the Eastern District of New York by Roy Grant against General Microwave Corporation and Russ Gulotta. On or about October 16, 1995 a stipulation discontinuing the action with predjudice was filed with the court.



Item 4.        Submission of Matters to a Vote of Security Holders.
-------        ----------------------------------------------------

               General Microwave Corporation held its Annual Meeting of Stockholders on June 27, 1995.

               At that meeting, the persons listed below who were the nominees of the Board of Directors listed in the Corporation's proxy statement for the meeting were elected as the entire Board of Directors of General Microwave Corporation, and the votes of the number of shares of Common Stock set forth below were cast as set forth below with respect to each of them. There were no other nominees for director of General Microwave Corporation at that meeting. There were no broker non-votes with respect to the election of directors.

                                                    Authority to
                                          For      Vote Withheld
                                          ---      -------------

               Frederick Zissu         1,101,757      6,137
               Sherman A. Rinkel       1,101,982      5,912
               Moe Wind                1,102,257      5,637
               Winton Charlop          1,101,757      6,137
               Stanley Simon           1,102,257      5,637
               Mitchell Tuckman        1,102,482      5,412
               Edmond D. Franco        1,101,982      5,912
               Michael I. Stolzar      1,101,982      5,912




Item 6.        Exhibits and Reports on Form 8-K
-------        --------------------------------

               (a)  Exhibits:
                    ---------

                    The following exhibits are filed with this Quarterly Report on Form 10-Q.

                    10.1 Security Agreement dated as of July 20, 1995 between General Microwave Corporation and Shawmut Bank N.A., as Trustee.

                    10.2 Security Agreement dated as of July 20, 1995 between General Microwave Corporation and Natwest Bank N.A.

                    10.3 Amendment and Waiver of Reimbursement Agreement dated July 17, 1995 between Natwest Bank, N.A. and General Microwave Corporation.

                    27     Financial Data Schedule  (filed with electronically
            filed copy only)

               (b)  Reports on Form 8-K:
                    --------------------

                      None

                                SIGNATURES



               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           GENERAL MICROWAVE CORPORATION
                                           -----------------------------
                                                    (Registrant)

Date:  October 16, 1995               By:     Arnold H. Levine
                                              _____________________________
                                              Arnold H. Levine, Vice
                                              President-Finance, Treasurer,
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Chief Accounting Officer)

                               Exhibit Index
                               -------------


                                                        Page Number in
                                                         Sequential
Exhibit No.                                               Numbering
-----------                                             --------------

   10.1             Security Agreement dated as of July
                    20, 1995 between General Microwave
                    Corporation and Shawmut Bank N.A.,
                    as Trustee.

   10.2             Security Agreement dated as of July
                    20, 1995 between General Microwave
                    Corporation and Natwest Bank N.A.

   10.3             Amendment and Waiver of Reimbursement
                    Agreement dated July 17, 1995 between
                    Natwest Bank, N.A. and General
                    Microwave Corporation.

   27               Financial Data Schedule
                    (Filed with electronically
                    filed copy only)

                                Exhibit 10.1
                                ------------


                  CONTINUING GENERAL SECURITY AGREEMENT
                  -------------------------------------



                     THIS SECURITY AGREEMENT, dated as of July 20, 1995 between GENERAL MICROWAVE CORPORATION (the "Debtor") and SHAWMUT BANK N.A., as Trustee, a national banking association duly organized and existing under the laws of the United States of America (the "Trustee"):

                     WHEREAS, at the request of the Debtor, the Town of Babylon Industrial Development Agency (the "Issuer") issued $6,000,000 in the aggregate principal amount of 1984 Variable Rate 7-Day Demand Industrial Development Revenue Bonds (General Microwave Corporation Facility) (the "Bonds") in order to finance the costs of acquisition, construction and equipping of an industrial development facility, together with machinery and equipment to be used therein or in connection therewith, to be located in the Town of Babylon, Suffolk County, New York (the "Facility"); and

                     WHEREAS, pursuant to the Indenture Of Mortgage And Trust dated as of October 1, 1984 (the "Indenture") between the Issuer and NatWest Bank N.A. (formerly National Westminster Bank USA) ("NatWest") NatWest was appointed Trustee for the holders of the Bonds; and

                     WHEREAS, Shawmut Bank N.A. has succeeded NatWest as such Trustee and is now the successor Trustee for the holders of the Bonds under the Indenture; and

                     WHEREAS, pursuant to the Reimbursement Agreement dated as of October 1, 1984 between the Debtor and NatWest (the "Reimbursement Agreement"), NatWest issued, for the account of the Debtor, its irrevocable, transferable letter of credit (the "Letter of Credit") in the amount of $6,595,890.41 to support payment when due of the principal of, premium, if any, and interest not in excess of seven months on the Bonds; and

                     WHEREAS, the Letter of Credit remains outstanding in favor of the Trustee and the unpaid principal amount of the Bonds as of July 1, 1995 is $2,876,589.05 and the Debtor has therefore agreed that in addition to the collateral described in Section 3 of the Reimbursement Agreement (being the same collateral described in the Granting Clauses of the Indenture), it will further secure its obligations to NatWest arising under the Reimbursement Agreement and its obligations to the Trustee, as Trustee, by granting to the Bank and to the Trustee a security interest in all of its present and future accounts receivable upon the terms and conditions hereinafter set forth.

                     NOW, THEREFORE, in consideration of the foregoing, and for other good and valuable consideration the receipt of which is hereby acknowledged by the Debtor, it is hereby agreed as follows:

                     l. As security for the due and punctual payment of any and all of the present and future Obligations of the Debtor (as defined in Section 2 below), the Debtor hereby grants to the Trustee a continuing security interest in (a) all of the Collateral (as defined in Section 3 below), whether now or hereafter existing or acquired, and (b) all present and future products and proceeds of the Collateral.

                     2. As used herein, the term "Obligations" means all liabilities of the Debtor for the payment of principal and interest on the Bonds and for the payment of all other obligations to the Trustee arising under the Indenture, absolute or contingent, now or hereafter existing, due or to become due.

                     3. As used herein, the term "Collateral" means the property described below in this Section 3:

               Accounts and Chattel Paper. All of the Debtor's present and future rights to the payment of money arising out of the sale (or lease) of goods or services including, but not limited to, accounts, general intangibles and chattel paper (hereinafter collectively referred to in the plural as "Accounts" and in the singular as "Account"), all proceeds thereof and all liens, securities, guarantees, remedies, and privileges pertaining thereto, together with all rights and liens of the Debtor in and to such goods, including returned or repossessed goods, and all rights and property of any kind forming the subject matter of any of the Accounts, including the right of stoppage in transit.

                     4. The Debtor represents and warrants that: (a) except for such Financing Statements that may be filed by NatWest, no Financing Statement is on file (other than any which may have been filed on behalf of the Trustee) relating to any of the Collateral is on file in any public office; and (b) the Chief Executive Office of Debtor, and the Collateral are respectively located at the address(es) set forth at the end of this Agreement and Debtor will not change such location without prior written notice to and consent of the Trustee; and (c) except for the security interest created by the Debtor in favor of NatWest, Debtor has not created and is not aware of any security interest, lien or encumbrance on or affecting the Collateral other than created hereby.

      5. The Debtor assumes all liability and responsibility in connection with all Collateral acquired by Debtor; and the obligation of the Debtor to pay all Obligations shall in no way be affected or diminished by reason of the fact that any such Collateral may be lost, destroyed, stolen, damaged or for any reason whatsoever unavailable to the Debtor.

      6.  As long as this Agreement shall remain in effect, the Debtor agrees:

           (a) that, if the Trustee so demands in writing at any time after the occurrence of an Event of Default (defined in Section 9 hereof) which is continuing (i) all proceeds of the Collateral shall be delivered to the Trustee promptly upon their receipt in a form satisfactory to the Trustee, and (ii) all chattel paper, instruments and documents pertaining to the Collateral shall be delivered to the Trustee at the time and place and in the manner in which specified in the Trustee's demand;

           (b) in order to enable the Trustee to comply with the law of any jurisdiction, including state, federal and foreign, applicable to any security interest granted hereby or to the Collateral, to execute and deliver upon request, in form acceptable to the Trustee, any Financing Statement, notice, statement, instrument, document, agreement or other paper and/or to perform any act requested by the Trustee which may be necessary to create, perfect, preserve, validate or otherwise protect such security interest or to enable the Trustee to exercise and enforce the Trustee's rights hereunder or with respect to such security interest;

           (c) promptly to pay any filing fees or other costs in connection with (i) the filing or recordation of such Financing Statements or any other papers described above and (ii) such searches of the public records as the Trustee in its sole discretion shall require;

           (d) that the Trustee is authorized to file or record any such Financing Statements or other papers without the signature of the Debtor if permitted by applicable law;

           (e) the Trustee may file a photographic or other reproduction of this Agreement in lieu of a Financing Statement in any filing office where it is permissible to do so;

           (f) except for the security interest granted hereby and the security interest of NatWest, the Debtor shall keep the Collateral and proceeds thereof free and clear of any security interest, liens or encumbrances of any kind, the Debtor shall promptly pay, when due, all taxes and transportation, storage and warehousing charges and fees affecting or arising out of the Collateral and shall defend the Collateral against all claims and demands of all persons at any time claiming the same or any interest therein adverse to the Trustee;

           (g) that the Trustee's duty with respect to the Collateral shall be solely to use reasonable care in the custody and preservation of collateral in its possession; the Trustee shall not be obligated to take any steps necessary to preserve any rights in any of the Collateral against prior parties, and the Debtor hereby agrees to take such steps; the Debtor shall pay to the Trustee all costs and expenses, including filing and reasonable attorney's fees, incurred by the Trustee in connection with the custody, care, preservation or collection of the Collateral; the Trustee may, but is not obligated to, exercise any and all rights of conversion or exchange or similar rights, privileges and options relating to the Collateral; the Trustee shall have no obligation to sell or otherwise realize upon any of the Collateral as herein authorized and shall not be responsible for any failure to do so or for any delay in so doing; in the event of any litigation, with respect to any matter connected with this Agreement, the Obligations, the Collateral, or any other instrument, document or agreement applicable hereto or to any one or more of them in any respect, Debtor hereby waives the right to trial by jury and all defenses, rights of setoff and rights to interpose counterclaims of any nature;

           (h) to provide the Trustee with such information as the Trustee may from time to time reasonably request with respect to the location of the Collateral and any of its places of business;

           (i) that the Trustee will be notified promptly in writing of any change in any office as set forth below;

           (j) that the Debtor will permit the Trustee, by it officers and agents, to have access to and examine at all reasonable times the properties, minute books and other corporate records, and books of account and financial records of the Debtor; and

           (k) that the Debtor will promptly notify the Trustee upon the occurrence of any default, as provided in this Agreement, of which the Debtor has knowledge.

      7. The Debtor further agrees as follows:

      A. Upon the occurrence of an Event of Default (defined in Section 9 hereof) which is continuing the Debtor agrees as follows: (i) the Debtor will not, without first obtaining the written consent of the Trustee, renew or extend the time of payment of any Account; (ii) the Debtor will promptly notify the Trustee in writing of any compromise, settlement or adjustment with respect to an Account and will forthwith account therefor to the Trustee in cash for the amount thereof without demand or notice; (iii) the Debtor will stamp, in form and manner satisfactory to the Trustee, its accounts receivable ledger and other books and records pertaining to the Accounts, with an appropriate reference to the security interest of the Trustee in the Accounts; (iv) upon request, the Debtor will furnish the Trustee original or other papers relating to the sale of merchandise or the performance of labor or services which created any Account; (v) the Debtor may collect the Accounts, subject to the discretion and control of the Trustee, but the Trustee may, without cause or notice, curtail or terminate such authority at any time; (vi) the proceeds of the Accounts, when collected by the Debtor, whether consisting of cash, checks, notes, drafts, money orders, commercial paper of any kind whatsoever, or other documents, received in payment of the Accounts shall be promptly remitted by the Debtor to the Trustee, in precisely the form received, except for endorsement by the Debtor when required; (vii) such proceeds until remitted to the Trustee, as aforesaid, shall be held in trust by the Debtor for, and as the property of, the Trustee and shall not be commingled with other funds, money or property; (viii) proceeds of the Accounts will be received by the Trustee subject to final collection and receipt of proceeds in cash or by unconditional credit to and accepted by the Trustee; (ix) the Trustee shall apply in its absolute discretion, all collections received by it on the Accounts, toward the payment of any of the Obligations whether due or not due; (x) the Debtor will promptly notify the Trustee in writing of the return or rejection of any merchandise represented by the Accounts and the Debtor will receive and hold all such merchandise separate and apart, in trust for and subject to the security interest in favor of the Trustee; (xi) the Trustee is authorized to sell, for the Debtor's account and sole risk, all or any part of such merchandise in the manner and under the terms and conditions hereinafter set forth.

      B. The Debtor represents and warrants to the Trustee that the Debtor is the sole owner of the Accounts and no one has or claims to have an interest of any kind therein or thereto; each of the debtors named in every such Account is indebted to the Debtor in the amount and on the terms indicated in the invoice and schedule of Accounts; each Account is bona fide and arises out of the performance of labor or services or the sale and delivery or lease of merchandise or both; and none of the Accounts is now, nor will at any time in the future become, contingent upon the fulfillment of any contract or conditions whatsoever, nor subject to any defense, offset or counterclaim.

      C. The Debtor will maintain accurate and complete records of the Accounts and will make the same available to the Trustee upon reasonable notice and at such reasonable times as the Trustee may reasonably require.

      8. Upon the occurrence of any of the following (and provided any required notice has been given and any applicable grace or cure period has lapsed): the occurrence of an "Event of Default" or other event so defined or described in any instrument or agreement relating to any of the Obligations which entitles the Trustee to accelerate payment thereof; or non-payment of any of the Obligations when due; or failure of the Debtor to perform any agreement on its part to be performed hereunder, then, in any such event, (each an "Event of Default"), (a) all Obligations shall become at once due and payable, without notice, presentment, demand for payment or protest, which are hereby expressly waived; (b) the Trustee is authorized to take possession of the Collateral and for that purpose may enter, with the aid and assistance of any person or persons, any premises where the Collateral, or any part thereof is, or may be, placed and remove same; (c) the Trustee may proceed to apply to the Obligations, any and all deposits or other sums described in Section 4 hereof; (d) the Trustee may collect the Accounts and apply the proceeds thereof to the Obligator; (e) the Trustee shall have the right from time to time to sell, resell, assign, transfer and deliver all or any part of the Collateral, at public or private sale, at the option of the Trustee, for cash or on credit for future delivery, in such parcel or parcels and at such times or times and at such place or places, and upon such terms, and conditions as the Trustee, may deem proper, and in connection therewith may grant options and may impose reasonable conditions, all without (except as shall be required by applicable statute and cannot be waived) advertisement or demand upon the Debtor or right of redemption to the Debtor, which are hereby expressly waived; the Trustee will give the Debtor reasonable notice of the time and place of any such public sale or of the time after which any private sale or any other intended disposition thereof is to be made and Debtor agrees that ten (10) days prior notice shall be deemed reasonable notice; (f) upon each such sale, the Trustee may, unless prohibited by applicable statute which cannot be waived, purchase all or any part of the Collateral being sold, free from and discharged of all trusts, claims, rights of redemption and equities of the Debtor, which are hereby waived and released; (g) the Trustee's obligations, if any, to give additional (or to continue) financial accommodations of any kind to the Debtor shall immediately terminate; and (i) in addition to the rights and remedies given to the Trustee hereunder or otherwise, the Trustee shall have all of the rights and remedies of a secured party under the New
York Uniform Commercial Code.

      9. In the case of each such sale or of any proceedings to collect any of the Obligations, the Debtor shall pay all costs and expenses of every kind for collection, sale or delivery, including reasonable attorneys' fees, and after deducting such costs and expenses from the proceeds of sale or collection, the Trustee shall apply any residue to pay any of the Obligations and the Debtor will continue liable to the Trustee for any deficiency with interest.

      10. The Trustee may, but is not obligated to, (a) demand, sue for, collect or receive any money or property at any time due, payable or receivable on account of or in exchange for any obligations securing any of the Obligations, (b) compromise and settle with any person liable on such obligation, and/or (c) extend the time of payment of or otherwise change the terms thereof, as to any party liable thereon; all without incurring responsibility to the undersigned or affecting any of the Obligations.

      11. In order to effectuate the terms and provisions hereof, Debtor hereby designates and appoints Trustee and its designees or agents as attorney-in-fact of Debtor, irrevocably and with power of substitution, with authority to receive, open and dispose of all mail addressed to Debtor, to notify the Post Office authorities to change the address for delivery of mail addressed to Debtor to such address as Trustee may designate; to endorse the name of Debtor on any notes, acceptances, checks, drafts, money orders, instruments or other evidence of payment or proceeds of the Collateral that may come into Trustee's possession; to sign the name of Debtor on any invoices, documents, drafts against and notices (which also may direct, among other things, that payment be made directly to the Trustee) to Account debtors or obligors of Debtor, assignments and requests for verification of Accounts; to execute proofs of claim and loss; to execute any endorsements, assignments, or other instruments of conveyance or transfer, to adjust and compromise any claims under insurance policies; to execute releases; and to do all other acts and things necessary and advisable in the sole discretion of Trustee to carry out and enforce this Agreement. All acts of said attorney or designee are hereby ratified and approved and said attorney or designee shall not be liable for any acts of commission or omission, nor for any error of judgment or mistake of fact or law. This power of attorney being coupled with an interest is irrevocable while any of the Obligations shall remain unpaid; provided, however, that the powers described in the preceding Section 10 hereof and in this Section 11 shall be exercised only after the occurrence of an Event of Default which is counting.

      12. All options, powers and rights granted to the Trustee hereunder or under any promissory note, instrument, document or other writing delivered to the Trustee shall be cumulative and shall be in addition to any other options, powers or rights which the Trustee may now or hereafter have as a secured party under the New York Uniform Commercial Code or under any other applicable law or otherwise.

      13. No delay on the part of the Trustee in exercising any of its options, powers, or rights, or partial or single exercise thereof, shall constitute a waiver thereof. Neither this Agreement nor any provision hereof may be modified, changed, waived, discharged or terminated orally, but only by an instrument in writing, signed by the party against whom enforcement of the modification, change, waiver, discharge or termination is sought. The Trustee shall have the right, for and in the name, place and stead of the Debtor, to execute endorsements, assignments or other instruments of conveyance or transfer with respect to any of the Collateral.

      14. Notice of acceptance of this Agreement by the Trustee is hereby waived. This Agreement shall be immediately binding upon the Debtor and its successors and assigns, whether or not the Trustee signs this Agreement.

      15. It is the intention of the parties (a) that, this Agreement shall constitute a continuing agreement applying to any and all future, as well as existing Obligations of the Debtor to the Trustee; and (b) that the security interest provided for herein shall attach to after-acquired as well as existing Collateral.

      16. Unless the context otherwise requires, all terms used herein which are defined in the New York Uniform Commercial Code shall have the meanings therein stated.

      17. Mailing Address of Debtor. For the purpose of Section 9.402(1) of the Uniform Commercial Code, the following address of the Debtor is its "Chief Executive Office" and shall be the Debtor's mailing address:

           General Microwave Corporation
           5500 New Horizons Boulevard
           Amityville, New York  11701

               18. Section 15(a) of the Reimbursement Agreement provides that for so long as the Letter of Credit remains outstanding, NatWest will not take additional collateral to secure the obligations of the Debtor arising under the Reimbursement Agreement without providing at least a co-equal security interest therein to the Trustee for the benefit of the holders of the Bonds. Accordingly, the Trustee agrees that its security interest in the Collateral shall be of equal priority with that of NatWest. The Trustee further agrees that upon payment in full of the Obligations whether pursuant to the Letter of Credit or otherwise, or the release of the Bank's security interest in the Accounts, whichever occurs first, the Trustee will release its security interest in the Collateral described herein and will then execute and deliver the appropriate UCC-3 termination statements to the Debtor.

               19. This Agreement shall be construed in accordance with and be governed by the law of the State of New York.


                IN WITNESS WHEREOF, the parties hereto have executed this Agreement this 20 day of July l995.



                                  GENERAL MICROWAVE CORPORATION


                                      -------------------------
                                  By: s/ ARNOLD H. LEVINE
                                      V.P. Finance        Title



                                  SHAWMUT BANK N.A., as Trustee


                                  By:
                                      -------------------------

                           Exhibit 10.2
                           ------------


              CONTINUING GENERAL SECURITY AGREEMENT
              -------------------------------------

         THIS SECURITY AGREEMENT, dated as of July 20, 1995 between GENERAL MICROWAVE CORPORATION (the "Debtor") and NATWEST BANK N.A. (formerly NATIONAL WESTMINSTER BANK USA), a national banking association duly organized and existing under the laws of the United States of America (the "Bank"):

         WHEREAS, at the request of the Debtor, the Town of Babylon Industrial Development Agency (the "Issuer") issued $6,000,000 in the aggregate principal amount of 1984 Variable Rate 7-Day Demand Industrial Development Revenue Bonds (General Microwave Corporation Facility) (the "Bonds") in order to finance the costs of acquisition, construction and equipping of an industrial development facility, together with machinery and equipment to be used therein or in connection therewith, to be located in the Town of Babylon, Suffolk County, New York (the "Facility"); and

         WHEREAS, pursuant to the Reimbursement Agreement dated as of October 1, 1984 between the Debtor and the Bank (the "Reimbursement Agreement"), the Bank issued, for the account of the Debtor, its irrevocable, transferable letter of credit (the "Letter of Credit") in the amount of $6,595,890.41 to support payment when due of the principal of, premium, if any, and interest not in excess of seven months on the Bonds; and

         WHEREAS, the Letter of Credit remains outstanding in favor of Shawmut Bank N.A., as Trustee (the "Trustee") for the holders of the Bonds, and as successor to the Bank as the original Trustee, (the original expiration date of September 15, 1994 having been extended by the Bank at the request of the Debtor) and the unpaid principal amount of the Bonds as of July 1, 1995 is $2,876,589.05 and the Debtor has therefore agreed that in addition to the collateral described in Section 3 of the Reimbursement Agreement, it will further secure its obligations arising under the Reimbursement Agreement by granting to the Bank a security interest in all of its present and future accounts receivable upon the terms and conditions hereinafter set forth.

      NOW, THEREFORE, in consideration of the foregoing, and for other good and valuable consideration the receipt of which is hereby acknowledged by the Debtor, it is hereby agreed as follows:

      l. As security for the due and punctual payment of any and all of the present and future Obligations of the Debtor (as defined in Section 2 below), the Debtor hereby grants to the Bank a continuing security interest in (a) all of the Collateral (as defined in Section 3 below), whether now or hereafter existing or acquired, and (b) all present and future products and proceeds of the Collateral.

      2. As used herein, the term "Obligations" means all liabilities of the Debtor to the Bank arising under the Reimbursement Agreement, absolute or contingent, now or hereafter existing, due or to become due including, without limitation, the obligation of the Debtor to reimburse the Bank for amounts drawn under the Letter of Credit and to pay the Bank's fees for the issuance and maintenance thereof.

      3. As used herein, the term "Collateral" means the property described below in this Section 3 together with the property described in Section 4 hereof:

      Accounts and Chattel Paper. All of the Debtor's present and future rights to the payment of money arising out of the sale (or lease) of goods or services including, but not limited to, accounts, general intangibles and chattel paper (hereinafter collectively referred to in the plural as "Accounts" and in the singular as "Account"), all proceeds thereof and all liens, securities, guarantees, remedies, and privileges pertaining thereto, together with all rights and liens of the Debtor in and to such goods, including returned or repossessed goods, and all rights and property of any kind forming the subject matter of any of the Accounts, including the right of stoppage in transit.

      4. Subject to the provisions of Section 15(b) of the Reimbursement Agreement, any and all deposits or other sums at anytime credited by or due from the Bank to the Debtor; and any and all monies, securities and other property of the Debtor, and the proceeds thereof now or hereafter held or received by or in transit to the Bank from or for the Debtor, whether for safekeeping, custody, pledge, transmission, collection or otherwise, shall at all times constitute security for any and all Obligations.

      5. The Debtor represents and warrants that: (a) except for such Financing Statements that may be filed by the Trustee, no Financing Statement is on file (other than any which may have been filed on behalf of the Bank) relating to any of the Collateral is on file in any public office; and (b) the Chief Executive Office (or Major Executive Office) of Debtor (if any), and the Collateral are respectively located at the address(es) set forth at the end of this Agreement and Debtor will not change such location without prior written notice to and consent of the Bank; and (c) except for the security interest created by the Debtor in favor of the Trustee, Debtor has not created and is not aware of any security interest, lien or encumbrance on or affecting the Collateral other than created hereby.

      6. The Debtor assumes all liability and responsibility in connection with all Collateral acquired by Debtor; and the obligation of the Debtor to pay all Obligations shall in no way be affected or diminished by reason of the fact that any such Collateral may be lost, destroyed, stolen, damaged or for any reason whatsoever unavailable to the Debtor.

      7.  As long as this Agreement shall remain in effect, the Debtor agrees:

           (a) that, if the Bank so demands in writing at any time after the occurrence of an Event of Default (as defined in Section 9 hereof) which is continuing (i) all proceeds of the Collateral shall be delivered to the Bank promptly upon their receipt in a form satisfactory to the Bank, and (ii) all chattel paper, instruments and documents pertaining to the Collateral shall be delivered to the Bank at the time and place and in the manner in which specified in the Bank's demand;

           (b) in order to enable the Bank to comply with the law of any jurisdiction, including state, federal and foreign, applicable to any security interest granted hereby or to the Collateral, to execute and deliver upon request, in form acceptable to the Bank, any Financing Statement, notice, statement, instrument, document, agreement or other paper and/or to perform any act requested by the Bank which may be necessary to create, perfect, preserve, validate or otherwise protect such security interest or to enable the Bank to exercise and enforce the Bank's rights hereunder or with respect to such security interest;

           (c) promptly to pay any filing fees or other costs in connection with (i) the filing or recordation of such Financing Statements or any other papers described above and (ii) such searches of the public records as the Bank in its sole discretion shall require;

           (d) that the Bank is authorized to file or record any such Financing Statements or other papers without the signature of the Debtor if permitted by applicable law;

           (e) the Bank may file a photographic or other reproduction of this Agreement in lieu of a Financing Statement in any filing office where it is permissible to do so;

           (f) except for the security interest granted hereby and the security interest of the Trustee, the Debtor shall keep the Collateral and proceeds thereof free and clear of any security interest, liens or encumbrances of any kind, the Debtor shall promptly pay, when due, all taxes and transportation, storage and warehousing charges and fees affecting or arising out of the Collateral and shall defend the Collateral against all claims and demands of all persons at any time claiming the same or any interest therein adverse to the Bank;

           (g) that the Bank shall not be obligated to take any steps necessary to preserve any rights in any of the Collateral against prior parties, and the Debtor hereby agrees to take such steps; the Debtor shall pay to the Bank all costs and expenses, including filing and reasonable attorney's fees, incurred by the Bank in connection with the custody, care, preservation or collection of the Collateral; the Bank may, but is not obligated to, exercise any and all rights of conversion or exchange or similar rights, privileges and options relating to the Collateral; the Bank shall have no obligation to sell or otherwise realize upon any of the Collateral as herein authorized and shall not be responsible for any failure to do so or for any delay in so doing; in the event of any litigation, with respect to any matter connected with this Agreement, the Obligations, the Collateral, or any other instrument, document or agreement applicable hereto or to any one or more of them in any respect, Debtor hereby waives the right to trial by jury and all defenses, rights of setoff and rights to interpose counterclaims of any nature;

           (i) to provide the Bank with such information as the Bank may from time to time reasonably request with respect to the location of the Collateral and any of its places of business;

           (j) that the Bank will be notified promptly in writing of any change in any office as set forth below;

           (k) that the Debtor will permit the Bank, by it officers and agents, to have access to and examine at all reasonable times the properties, minute books and other corporate records, and books of account and financial records of the Debtor; and

           (l) that the Debtor will promptly notify the Bank upon the occurrence of any default, as provided in this Agreement, of which the Debtor has knowledge.

      8. The Debtor further agrees as follows:

      A. Upon the occurrence of an Event of Default (defined in Section 9 hereof) which is continuing, the Debtor agrees as follows: (i) the Debtor will not, without first obtaining the written consent of the Bank, renew or extend the time of payment of any Account; (ii) the Debtor will promptly notify the Bank in writing of any compromise, settlement or adjustment with respect to an Account and will forthwith account therefor to the Bank in cash for the amount thereof without demand or notice; (iii) the Debtor will stamp, in form and manner satisfactory to the Bank, its accounts receivable ledger and other books and records pertaining to the Accounts, with an appropriate reference to the security interest of the Bank in the Accounts; (iv) upon request, the Debtor will furnish the Bank original or other papers relating to the sale of merchandise or the performance of labor or services which created any Account;
(v) the Debtor may collect the Accounts, subject to the discretion and control of the Bank, but the Bank may, without cause or notice, curtail or terminate such authority at any time; (vi) the proceeds of the Accounts, when collected by the Debtor, whether consisting of cash, checks, notes, drafts, money orders, commercial paper of any kind whatsoever, or other documents, received in payment of the Accounts shall be promptly remitted by the Debtor to the Bank, in precisely the form received, except for endorsement by the Debtor when required; (vii) such proceeds until remitted to the Bank, as aforesaid, shall be held in trust by the Debtor for, and as the property of, the Bank and shall not be commingled with other funds, money or property; (viii) proceeds of the Accounts will be received by the Bank subject to final collection and receipt of proceeds in cash or by unconditional credit to and accepted by the Bank;
(ix) the Bank shall apply in its absolute discretion, all collections received by it on the Accounts, toward the payment of any of the Obligations whether due or not due; (x) the Debtor will promptly notify the Bank in writing of the return or rejection of any merchandise represented by the Accounts and the Debtor will receive and hold all such merchandise separate and apart, in trust for and subject to the security interest in favor of the Bank; (xi) the Bank is authorized to sell, for the Debtor's account and sole risk, all or any part of such merchandise in the manner and under the terms and conditions hereinafter set forth.

      B. The Debtor represents and warrants to the Bank that the Debtor is the sole owner of the Accounts and no one has or claims to have an interest of any kind therein or thereto; each of the debtors named in every such Account is indebted to the Debtor in the amount and on the terms indicated in the invoice and schedule of Accounts; each Account is bona fide and arises out of the performance of labor or services or the sale and delivery or lease of merchandise or both; and none of the Accounts is now, nor will at any time in the future become, contingent upon the fulfillment of any contract or conditions whatsoever, nor subject to any defense, offset or counterclaim.

      C. The Debtor will maintain accurate and complete records of the Accounts and will make the same available to the Bank upon reasonable notice and at such reasonable times as the Bank may reasonably require.

      9. Upon the occurrence of any of the following (and provided any required notice has been given and any applicable grace or cure period has lapsed): the occurrence of an "Event of Default" under and as defined in the Reimbursement Agreement; or failure of the Debtor to perform any agreement on its part to be performed hereunder, then, in any such event, (each an "Event of Default"), (a) all Obligations shall become at once due and payable, without notice, presentment, demand for payment or protest, which are hereby expressly waived; (b) the Bank is authorized to take possession of the Collateral and for that purpose may enter, with the aid and assistance of any person or persons, any premises where the Collateral, or any part thereof is, or may be, placed and remove same; (c) the Bank may proceed to apply to the Obligations, any and all deposits or other sums described in Section 4 hereof;
(d) the Bank may collect the Accounts and apply the proceeds thereof to the Obligators; (e) the Bank shall have the right from time to time to sell, resell, assign, transfer and deliver all or any part of the Collateral, at public or private sale, at the option of the Bank, for cash or on credit for future delivery, in such parcel or parcels and at such times or times and at such place or places, and upon such terms, and conditions as the Bank, may deem proper, and in connection therewith may grant options and may impose reasonable conditions, all without (except as shall be required by applicable statute and cannot be waived) advertisement or demand upon the Debtor or right of redemption to the Debtor, which are hereby expressly waived; the Bank will give the Debtor reasonable notice of the time and place of any such public sale or of the time after which any private sale or any other intended disposition thereof is to be made and Debtor agrees that ten (10) days prior notice shall be deemed reasonable notice; (f) upon each such sale, the Bank may, unless prohibited by applicable statute which cannot be waived, purchase all or any part of the Collateral being sold, free from and discharged of all trusts, claims, rights of redemption and equities of the Debtor, which are hereby waived and released; (g) the Bank's obligations, if any, to give additional (or to continue) financial accommodations of any kind to the Debtor shall immediately terminate; and (i) in addition to the rights and remedies given to the Bank hereunder or otherwise, the Bank shall have all of the rights and remedies of a secured party under the New York Uniform Commercial Code.

      10. In the case of each such sale or of any proceedings to collect any of the Obligations, the Debtor shall pay all costs and expenses of every kind for collection, sale or delivery, including reasonable attorneys' fees, and after deducting such costs and expenses from the proceeds of sale or collection, the Bank shall apply any residue to pay any of the Obligations and the Debtor will continue liable to the Bank for any deficiency with interest.

      11. The Bank may, but is not obligated to, (a) demand, sue for, collect or receive any money or property at any time due, payable or receivable on account of or in exchange for any obligations securing any of the Obligations,
(b) compromise and settle with any person liable on such obligation, and/or
(c) extend the time of payment of or otherwise change the terms thereof, as to any party liable thereon; all without incurring responsibility to the undersigned or affecting any of the Obligations.

      12. In order to effectuate the terms and provisions hereof, Debtor hereby designates and appoints Bank and its designees or agents as attorney-in-fact of Debtor, irrevocably and with power of substitution, with authority to receive, open and dispose of all mail addressed to Debtor, to notify the Post Office authorities to change the address for delivery of mail addressed to Debtor to such address as Bank may designate; to endorse the name of Debtor on any notes, acceptances, checks, drafts, money orders, instruments or other evidence of payment or proceeds of the Collateral that may come into Bank's possession; to sign the name of Debtor on any invoices, documents, drafts against and notices (which also may direct, among other things, that payment be made directly to the Bank) to Account debtors or obligors of Debtor, assignments and requests for verification of Accounts; to execute proofs of claim and loss; to execute any endorsements, assignments, or other instruments of conveyance or transfer, to adjust and compromise any claims under insurance policies; to execute releases; and to do all other acts and things necessary and advisable in the sole discretion of Bank to carry out and enforce this Agreement. All acts of said attorney or designee are hereby ratified and approved and said attorney or designee shall not be liable for any acts of commission or omission, nor for any error of judgment or mistake of fact or law. This power of attorney being coupled with an interest is irrevocable while any of the Obligations shall remain unpaid; provided, however, that the powers described in the preceding Section 11 hereof and in this Section 12 shall be exercised only after the occurrence of an Event of Default which is continuing.

      13. All options, powers and rights granted to the Bank hereunder or under any promissory note, instrument, document or other writing delivered to the Bank shall be cumulative and shall be in addition to any other options, powers or rights which the Bank may now or hereafter have as a secured party under the New York Uniform Commercial Code or under any other applicable law or otherwise.

      14. No delay on the part of either party hereto in exercising any of its options, powers, or rights, or partial or single exercise thereof, shall constitute a waiver thereof. Neither this Agreement nor any provision hereof may be modified, changed, waived, discharged or terminated orally, but only by an instrument in writing, signed by the party against whom enforcement of the modification, change, waiver, discharge or termination is sought. The Bank shall have the right, for and in the name, place and stead of the Debtor, to execute endorsements, assignments or other instruments of conveyance or transfer with respect to any of the Collateral.

      15. Notice of acceptance of this Agreement by the Bank is hereby waived. This Agreement shall be immediately binding upon the Debtor and its successors and assigns, whether or not the Bank signs this Agreement.

      16. It is the intention of the parties (a) that, this Agreement shall constitute a continuing agreement applying to any and all future, as well as existing Obligations of the Debtor to the Bank; and (b) that the security interest provided for herein shall attach to after-acquired as well as existing Collateral.

      17. Unless the context otherwise requires, all terms used herein which are defined in the New York Uniform Commercial Code shall have the meanings therein stated.

      18. Mailing Address of Debtor. For the purpose of Section 9.402(1) of the Uniform Commercial Code, the following address of the Debtor is its "Chief Executive Office" and shall be the Debtor's mailing address:

           General Microwave Corporation
           5500 New Horizons Blvd.
           Amityville, N.Y.  11701

      19. Section 15(a) of the Reimbursement Agreement provides that for so long as the Letter of Credit remains outstanding, the Bank will not take additional collateral to secure the obligations of the Debtor arising under the Reimbursement Agreement without providing at least a co-equal security interest therein to the Trustee for the benefit of the holders of the Bonds. Accordingly, the Bank agrees that its security interest in the Collateral shall be of equal priority with that of the Trustee.

       20. This Agreement shall be construed in accordance with and be governed by the law of the State of New York.


      IN WITNESS WHEREOF, the parties hereto have executed this Agreement this 20 day of July l995.



                          GENERAL MICROWAVE CORPORATION


                          By: s/ ARNOLD H. LEVINE
                              --------------------------
                              V. P. Finance        Title



                          NATWEST BANK N.A.


                          By: s/ PETER G. BRANDEL
                              --------------------------
                              V. P.

                       Exhibit 10.3
                       ------------


                      AMENDMENT AND WAIVER OF
                      REIMBURSEMENT AGREEMENT


     THIS AMENDMENT is dated the 17th day of July, 1995 by and between NATWEST BANK N.A. (formerly known an NATIONAL WESTMINSTER BANK USA), a national banking association, having an office at 600 Broad Hollow Road, Melville, New York 11747 (the "Bank") and GENERAL MICROWAVE CORPORATION, a New York corporation having an office at 550 New Horizons Boulevard, Amityville, New York 11701 (the "Company").

                       W I T N E S S E T H :

     WHEREAS, the Company and the Bank entered into a reimbursement agreement dated as of October 1, 1984 (the "Agreement") in connection with a letter of credit issued by the Bank in support of the Town of Babylon Industrial Development Agency $6,000,000.00 Variable Rate 7-Day Demand Industrial Development Revenue Bonds (General Microwave Corporation Facility) Series 1984;

     WHEREAS, the Company has requested certain modifications and certain waivers to the Agreement and the Bank has agreed to such modifications and waivers provided that the Company enters into this agreement;

     NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the Company and the Bank hereby agree as follows:

     1. As used in this agreement, capitalized terms not defined herein shall have the meaning set forth in the Agreement.

     2. As an inducement for the Bank to enter into this Agreement, the Company represents and warrants as follows:

          A. That with respect to the Agreement and any other documents executed in connection therewith:

               (i) There are currently no defenses or offsets to the Company's obligations under the Agreement or any other documents executed in connection with the Agreement, and if any such defenses or offsets currently exist without the knowledge of the Company, the same are hereby waived.

               (ii) All of the representations and warranties made by the Company in the Agreement are true and correct in all material respects as if made on the date hereof.

     3. The Bank hereby waives until February 28, 1996 any Default or Event of Default resulting from the failure by the Company to maintain a minimum tangible net worth of $14,660,000.00 as at the fiscal quarter end June 3, 1995 provided the tangible net worth is at least $14,200,000.00 until February 28, 1996 and provided further, as at February 29, 1996, the Company shall be required to maintain a minimum tangible net worth in an amount not less than $14,660,000.00 which shall be increased by an amount equal to 50% of the net income earned by the Company during the immediately preceding fiscal year end.

     4.   The following subsection (d) is hereby added to Section 9 of the
Agreement:

          "(d) the Company will not have a fiscal loss at fiscal year end February 29, 1996."

     5. The Company shall pay to the Bank and shall be otherwise responsible for all fees, costs, expenses and disbursements incurred by the Bank of any kind and description relating to the negotiation, preparation, enforcement or interpretation of this amendment and any other documents contemplated hereby, including without limitation, the reasonable fees and expenses of the Bank and the Bank's legal counsel.

     6. Except as hereby amended, the Agreement and any other document executed in connection therewith are in all respects ratified and confirmed.

     IN WITNESS WHEREOF, the parties hereto have duly executed this agreement as of the year and date first above written.

                              GENERAL MICROWAVE CORPORATION


                              By:s/ ARNOLD H. LEVINE
                                 --------------------------
                                 Name: Arnold H. Levine
                                 Title: V.P. Finance


                              NATWEST BANK N.A.


                              By:s/ PETER G. BRANDEL
                                 -------------------------
                                 Peter G. Brandel
                                 Vice President