Form 10-Q
period 1995-12-02
GENERAL MICROWAVE CORP
filed 1996-01-16
CIK 40703

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549

                            FORM 10-Q
(Mark One)

[XX]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    December 2, 1995
                                or

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

     As of December 29, 1995, there were 1,197,390 shares of common stock outstanding.

 		                PART I  -  FINANCIAL INFORMATION

                		 Item l.  Financial Statements.
                   -------  ---------------------

                	    GENERAL MICROWAVE CORPORATION

                        	  AND SUBSIDIARIES

                  	CONSOLIDATED FINANCIAL STATEMENTS

                        	     (Unaudited)

                       		    December 2, 1995

       BALANCE SHEET ASSETS


		GENERAL MICROWAVE CORPORATION AND SUBSIDIARIES

			CONSOLIDATED BALANCE SHEETS

				A S S E T S

                                         December 2, 1995    February 28, 1995
                                            (Unaudited)
                                         ----------------   -------------------
Current Assets:
	Cash and cash equivalents               $     925,733 	     $      1,053,861
	Investments                                      - 	                 757,909
	Accounts receivable less allowance
 for doubtful accounts of $90,000            3,922,314              5,597,150
	Inventories                                 7,539,631              7,594,526
	Prepaid expenses and other current assets     366,085                208,152
	Income taxes receivable                       212,892                    -
	Deferred income taxes, net                    485,965                485,965
								                                  ------------         ---------------
Total current assets                       	13,452,620             15,697,563

Property, plant and equipment, net           6,433,916              6,586,563
Costs in excess of fair market value of
     net assets acquired, net                  939,441                721,149
Debt issuance costs, net                        80,843                 96,494
Intangible assets, net                         183,988                217,291
Other assets                                   131,491                122,768
								                                  ------------         --------------
Total Assets                                21,222,299             23,441,828
                                          ============         ==============

See accompanying notes to consolidated financial statements.

       BALANCE SHEET LIABILITIES AND STOCKHOLDERS' EQUITY

		GENERAL MICROWAVE CORPORATION AND SUBSIDIARIES

			CONSOLIDATED BALANCE SHEETS


LIABILITIES AND STOCKHOLDER'S EQUITY

                	                   		 December 2, 1995  February 28, 1995
                              				     		(Unaudited)
                                       ----------------  -----------------
Current liabilities:
  Current installments of long-term debt  575,000                 575,000
  Notes payable to bank				               155,588		               244,712
  Accounts payable                      1,726,679                 847,816
  Accrued expenses & other
    current liabilities                 1,743,205               1,788,585
  Income taxes payable			                    -   		               338,917
                                      -----------           -------------

Total current liabilities               4,200,472               3,795,030
                                    -------------				        ------------
Long term debt,
 less current installments              2,074,998               2,631,250

Deferred income taxes                     612,656                 612,656

Minority interest	                         18,687                  65,519

Stockholders' equity:
 Preferred stock, $.01 par value:
 1,000,000 shares authorized and unissued
 Common stock, $.01 par value:
 5,000,000 shares authorized,
 1,664,992 and  1,661,292 issued           16,645                   16,613
Additional paid-in capital              9,549,406                9,531,034
Retained earnings                       7,938,084                9,973,909
								                            -------------              -----------
	                			                   17,504,135               19,521,556
								                            -------------              -----------
Less: Treasury stock, at cost (467,102
      and 466,464 shares)               3,188,649                3,184,183
                                    -------------              -----------
				                                   14,315,486               16,337,373
                                    -------------              -----------



Total liabilities
 & stockholders' equity                21,222,299                23,441,828
                                     ============         		   ============



See accompanying notes to consolidated financial statements.

       STATEMENT OF OPERATIONS

		GENERAL MICROWAVE CORPORATION AND SUBSIDIARIES

		      CONSOLIDATED STATEMENTS OF OPERATIONS

                 		      		  	 FOR THE QUARTER ENDED		        	NINE MONTHS ENDED
  			                   	      	12/2/95 	11/26/94            		12/2/95		11/26/94
				                         	(Unaudited)	(Unaudited)	      (Unaudited) (Unaudited)
                             ------------ -----------       ----------- -----------
Net sales 	          	       	$5,655,179 $6,138,802        $15,450,774 $16,100,989
Cost of sales	 	     		        4,893,306   4,087,222      	 12,156,532  10,867,832
                             ------------ -----------       ----------- -----------
Gross profit        		  	        761,873   2,051,580     		  3,294,242   5,233,157

Operating expenses:
 Selling     		                  829,227    791,194   	  		  2,398,037   2,183,183
 Research and development        368,534 	  415,969            984,637     917,233
 General and administrative      744,951    727,442          2,312,897   2,212,083
							                       ------------  ---------       ----------  ----------
			                            1,942,712  1,934,605          5,695,571   5,312,499

Operating(loss) earnings      (1,180,839)   116,975         (2,401,329)    (79,342)
Other expenses (income):
  Interest expense		              54,351     42,335            156,640     105,968
  Investment Income                9,392    (13,360)           (25,311)    (66,935)
  Other                             -        30,211              -          76,429
  Change inminority interest       1,834          -            (46,832)        -
							                      ------------  ---------         -----------   ----------
	                                 65,577     59,186             84,497      115,462
Earnings (loss ) before
provision for income taxes    (1,246,416)    57,789         (2,485,826)    (194,804)

Provision for (recovery of)
     income taxes               (191,000)    18,400           (450,000)     (70,000)
                            ------------- ---------         -----------   -----------
Net  earnings (loss)          (1,055,416)    39,389         (2,035,826)    (124,804)

Net earnings (loss) per share     (0.88)       0.03 	            (1.70)       (0.10)
                              ==========				========        ============   ==========
Weighted average number of
common shares outstanding      1,197,390   1,197,463          1,196,446  1,249,005


See accompanying notes to consolidated financial statements

       STATEMENTS OF CASH FLOWS

	GENERAL MICROWAVE CORPORATION AND SUBSIDIARIES

	CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           								     NINE MONTHS ENDED

					                                                			12/2/95			11/26/94
						                                               (Unaudited)  (Unaudited)
                                                    ------------  -----------
Cash flows from operating activities:
	Net loss                                              (2,035,826) (124,804)
 	Adjustments to reconcile net loss
	 to net cash provided by operating activities:
	     Depreciation and amortization                       707,914    722,638
      Change in minority interest                         (46,832)	      -
	Changes in assets and liabilities:
	   Accounts receivable, net                            1,674,836   244,893
	   Inventories                                            54,895  (911,212)
    Prepaid expenses and other current assets           	(157,933)   27,984
	   Income taxes payable/receivable	                     (551,809) (495,139)
	   Other Assets	                                          (8,723)   (3,887)
	   Accounts payable	                                     878,863   270,735
	   Accrued expenses and other current liabilities        (45,379) (139,688)
						                                              -------------- ----------
	Total adjustments                                      2,505,832  (283,676)
	Net cash provided by (used in)
	 operating activities	                                   470,006  (408,480)
						                                              -------------  ----------
Cash flows from investing activities:
	Proceeds from sale of short-term investments	           757,909    1,817,480
	Purchase of plant & equipment	                         (434,655)    (373,598)
	Purchase of short-term investments	                       -          (53,485)
	Purchase of intangible assets	                          (10,950)     (31,253)
 Purchase of additional interest in subsidiary		        (279,000)     (84,600)
                                                    -------------   ----------
	Net cash provided by investing activities     		         33,304    1,274,544
						                                              -------------   ----------
Cash flows from financing activities:
	Payment of long-term borrowings   		                   (645,376)    (559,790)
	Proceeds from exercise of stock options	                 18,404        7,288
	Payments to acquire treasury stock			                    (4,466)	 (1,430,115)
                                                     ------------  -----------
	Net cash used in financing activities	 	           	   (631,438) 	(1,982,617)
						                                               ------------  -----------
Cash and cash equivalents:

	Net decrease during the period			                     (128,128)   (1,116,553)

	Balance, beginning of the period	                   		1,053,861     1,823,613
						                                               -----------    ----------
	Balance, end of the period                        				  925,733       707,060
						                                               ===========    ===========

Supplemental disclosure of cash flow information:
	Cash paid during the period for:
	Interest (excluding bank charges)                 			  156,640         98,114
	Income taxes                                   						  113,063         421,844


See accompanying notes to consolidated financial statements.

          GENERAL MICROWAVE CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         December 2, 1995

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

       Inventories on hand

NOTE 3:   Inventories on hand at:
                                     December 2, 1995  February 28, 1995
                                     ----------------  -----------------
            Raw materials             $3,563,465            3,638,119
            Work in process            3,752,197            3,303,562
            Finished goods               771,746              945,629
                                      ----------            ---------
                                      $8,087,408            7,887,310

           Less progress billings      (547,777)            (292,784)
                                      ----------            ---------
                                       7,539,631            7,594,526
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

NOTE 5: Accumulated depreciation and amortization of property, plant and equipment was $7,154,339 at December 2, 1995 and $6,987,284 at February 28, 1995.

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

NOTE 7: The agreements relating to the Company's 7-day Demand Industrial Development Revenue Bonds contain several restrictive covenants.
          The agreement with the letter of credit issuer requires the   Company
          to maintain a minimum level of tangible net worth as defined. After giving effect to the results of operations for the quarter ended December 2, 1995, the Company required and received an additional waiver that modified this requirement to the Company's tangible net worth level as defined as of December 2, 1995, and agreed to a covenant to maintain profitable operations in future quarters. In connection with the foregoing, the Company also agreed to make monthly sinking fund payments commencing April 1, 1996, towards its October 1, 1996, $500,000 bond payment. In addition, in connection with obtaining the additional waiver of the tangible net worth covenant contained in one of the agreements relating to the Industrial Development Revenue Bonds, the Company's Math Associates and General Microcircuits subsidiaries guaranteed and granted a security interest in their accounts receivable to the bondholders and the letter of credit issuer as additional security for the Company's bond related debt. Because management anticipates compliance with the covenants now in effect, the Industrial Development Revenue Bonds debt is classified as long-term debt.

NOTE 8: In June 1995 the Company issued a continuing limited guarantee in an amount of $300,000 an Israeli bank relating indebtedness for its Israeli subsidiary. The Company's guarantee of $225,000
          relating  the   mortgage indebtedness on that subsidiary's facility
          has been terminated by its terms.

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

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
     CONDITION AND RESULTS OF OPERATIONS
     -----------------------------------

Results of Operations
---------------------
For the Quarter Ended December 2, 1995 compared with the Quarter Ended November
-------------------------------------------------------------------------------
26,1994.
-------

During the third quarter of fiscal 1996, net sales were $5,655,179 compared to $6,138,802 during the comparable quarter of fiscal 1995, a decrease of 7.9%. This decrease is due to decreased shipments of microwave and hybrid microcircuits products which more than offset increased sales of fiber optic products. The net loss, for the current quarter, after recovery of income taxes, was $1,055,416 compared with net earnings of $39,389 during the third quarter of fiscal 1995. This decline in earnings is attributed principally to technical problems which delayed shipments and increased production costs on several development programs during the quarter, as well as increased valuation reserves for obsolete and excess inventory levels of approximately $604,000.

Cost of sales, as a percentage of sales, increased from 66.6% during the third quarter of last year to 86.5% during the third quarter of this year.
The increase is attributed to technical problems and production difficulties with some new products and certain production programs, as well as the impact of the additional inventory valuation reserves recorded in the quarter. Additionally, one significant new product production program which negatively impacted the quarter was shipped and completed during the quarter.

Total operating expenses remained essentially unchanged in the current quarter compared to the comparable quarter last year. Interest expense increased in the current quarter due to increased short term borrowings, and investment income declined due to reduced funds available for investing.

The Company is reducing operating expenses in its Amityville location with a January 1996 workforce reduction. Management anticipates that there will be no earnings impact on the fourth quarter 1996, since one-time severance costs will be offset by payroll and benefit savings. The full benefit of these reductions in staff will be realized in fiscal 1997 at an estimated savings of approximately $730,000.

The tax benefit recorded in the third quarter of fiscal 1996 was limited to the amount of taxes recoverable under net operating loss carrybacks.

During the third quarter of fiscal 1996, sales orders booked were $5.7 million and the closing backlog was $13.9 million compared with $5.5 million sales orders booked and a closing backlog of $9.6 million for the third quarter of fiscal 1995.


For the Nine Months Ended December 2, 1995 compared with the Nine Months Ended
-------------------------------------------------------------------------------
November 26, 1994.
------------------

During the first nine months of fiscal 1996, net sales were $15,450,774 compared with $16,100,989 for the first nine months of fiscal 1995, representing a 4.0% decline. A net loss of $2,035,826 for the current period compares with a net loss of $124,804 for the comparable period last year. The decline in sales is due to a decrease in microwave components and hybrid microcircuits sales, notwithstanding an increase of fiber optic products sales. Losses increased due to higher cost of sales, as well as increased operating expenses.



Cost of sales, as a percentage of sales, increased to 78.7% during the first nine months of fiscal 1996, compared to 67.5% in the first nine months of fiscal 1995, due primarily to technical problems and production difficulties with some new products and certain production programs, as well as inventory valuation reserves of approximately $870,000 for the nine months.

During the current nine months, the Company increased its selling activities as part of its efforts to promote new and existing products. As a result selling expenses increased approximately 9.8% compared to the comparable period last year. Interest expenses increased due to increased short term borrowings and investment income decreased due to reduced funds available for investments.

The tax benefit recorded for the nine months ended December 2, 1995 was limited to the amount of taxes recoverable under net operating loss carrybacks.

During the first nine months of fiscal 1996 sales orders booked were $19.6 million and the closing backlog was $13.9 million compared with $17.3 million and $9.6 million respectively, for the first nine months of fiscal 1995.


Liquidity and Capital Resources
-------------------------------
December 2, 1995 compared with February 28, 1995
-------------------------------------------------

At December 2, 1995, the Company's ratio of current assets to current liabilities was 3.3 to 1 compared to 4.1 to 1 at February 28, 1995.

During the first nine months of fiscal 1996, cash flows provided from operations amounting to approximately $470,000 and the sale of short term investments of approximately $758,000 were utilized principally to purchase equipment for $435,000, to pay borrowings of $645,000, to acquire an additional interest
in General Microcircuits for $279,000, and to fund operations.   Primarily
because the Company purchased additional raw materials to satisfy its backlog, inventories remained effectively the same after recording the additional inventory valuation reserves of approximately $870,000. The Company expects to spend up to $100,000 during the remainder of the year for capital equipment.

The agreements relating to the Company's 7-day Demand Industrial Development Revenue Bonds contain several restrictive covenants. The agreement with the letter of credit issuer requires the Company to maintain a minimum level of tangible net worth as defined. After giving effect to the results of operations for the quarter ended December 2, 1995, the Company required and received an additional waiver that modified this requirement to the Company's tangible net worth level as defined as of December 2, 1995, and agreed to a covenant to maintain profitable operations in future quarters. In connection with the foregoing, the Company also agreed to make monthly sinking fund payments commencing April 1, 1996, towards its October 1, 1996, $500,000 bond payment. In addition, in connection with obtaining the additional waiver of the tangible net worth covenant contained in one of the agreements relating to the Industrial Development Revenue Bonds, the Company's Math Associates and General Microcircuits subsidiaries guaranteed and granted a security interest in their accounts receivable to the bondholders and the letter of credit issuer as additional security for the Company's bond related debt. Based on the tangible net worth covenant, the Company had no unrestricted funds available for the payment of the cash dividends at December 2, 1995.

The Company believes that its present resources and projected sources of funds are sufficient to meet its needs for the foreseeable future.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------
         (a)  Exhibits:
              ---------
              The following exhibits are filed with this Quarterly Report on Form 10-Q.

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




                                GENERAL MICROWAVE CORPORATION
                                -----------------------------
                                        (Registrant)


 Date: January 16, 1996         By:S/Arnold H. Levine
                                   -----------------------------
                                   Arnold H. Levine, Vice
                                   President-Finance, Treasurer,
                                   Chief Financial Officer
                                   (Principal Financial and
                                   Chief Accounting Officer)

                           Exhibit Index
                           -------------

                                                  Page Number in
                                                   Sequential
 Exhibit No.                                        Numbering
 -----------                                      --------------

    27 Financial Data Schedule (Filed with electronically filed copy only)