Form 10-K
period 1996-02-29
GENERAL MICROWAVE CORP
filed 1996-05-29
CIK 40703

FORM 10-K

                  SECURITIES AND EXCHANGE COMMISSION      Exhibit Index
                       Washington, D. C.  20549           on Page 50
                                                          --------------
(Mark One)
[XX]     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended      February 29, 1996
                          ----------------------------
                                    OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    ----------------------
Commission file number:    1-8821

                        GENERAL MICROWAVE CORPORATION
- ----------------------------------------------------------------------------
           Exact name of registrant as specified in its charter)

       NEW YORK                                             11-1956350
- -------------------------------                       ----------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                       Identification Number)

5500 New Horizons Boulevard, Amityville, New York                11701
- ----------------------------------------------------------------------------
(Address of Principal Executive Offices)                       (Zip Code)

Registrant's telephone number, including area code   516 - 226-8900
                                                   -------------------------

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                Name of Each Exchange on Which Registered
- -------------------                -----------------------------------------
Common Stock, par value                     American Stock Exchange
 $.01 per share

Securities registered pursuant to Section 12(g) of the Act:  None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.   YES    X    NO
                                                    --------   --------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e. by persons other than officers and directors of General Microwave Corporation as reflected in the table incorporated by reference in
Item 12 of this Annual Report on Form 10-K as of April 1, 1996 was
$5,434,371.

As of April 1, 1996, there were 1,197,390 shares of the registrant's common stock outstanding.
                    Documents Incorporated by Reference

Part III: Proxy Statement for Annual Meeting of Stockholders to be held June 25, 1996.

                             TABLE OF CONTENTS

NOTE: General Microwave Corporation and subsidiaries are sometimes referred to in this Annual Report on Form 10-K as "the Company", "General Microwave" or "Registrant".

          Item                                                         Page
          ----                                                         ----

PART I.    1.  Business........................................         3

           2.  Properties.....................................          8

           3.  Legal Proceedings..............................          8

           4.  Submission of Matters to a Vote of Security
               Holders........................................          8

               Executive Officers of the Registrant...........          9

PART II.   5.  Market for Registrant's Common Equity and
               Related Stockholder Matters....................         11

           6.  Selected Financial Data........................         12

           7.  Management's Discussion and Analysis of
               Financial Condition and Results of Operation...         13

           8.  Financial Statements and Supplementary Data....         16

           9.  Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure.........         43

PART III. 10.  Directors and Executive Officers of the
               Registrant.....................................         44

          11.  Executive Compensation.........................         44

          12.  Security Ownership of Certain Beneficial Owners
               and Management.................................         44

          13.  Certain Relationships and Related Transactions.         44

PART IV.  l4.  Exhibits, Financial Statement Schedules and
               Reports on Form 8-K............................         45


Signatures....................................................


(1) These items are omitted because the Registrant will file a definitive Proxy Statement pursuant to Regulation 14A involving the election of directors with the Securities and Exchange Commission not later than 120 days after the Registrant's fiscal year end. Information relating to Executive Officers of the Registrant appears at pages 9 and 10 of this Annual Report on Form 10-K.

                                  PART I
                                  ------


ITEM 1.  BUSINESS.
         ---------

         Description of Business
         -----------------------

         General Microwave Corporation was incorporated in the State of New York in 1960. Unless the context otherwise indicates, the terms "General Microwave" and the "Company" as used herein refer to General Microwave Corporation and subsidiaries.

         The Company is engaged primarily in the design, development, manufacture and marketing of microwave, electronic and fiber-optic systems, equipment and components. The Company is organized into four operating divisions in three locations with strong inter-divisional ties. The parent company, General Microwave Corporation, operates the Company's largest division, its microwave division located in Amityville, New York. A substantial portion of the Company's microwave products is sold to manufacturers and users of microwave systems and equipment for applications in the defense electronics industry. The Company also sells these components and equipment for use in the industrial sector as well as in commercial telecommunications industries. Typical applications for the Company's microwave products include electronic warfare and countermeasures, airborne and shipboard navigation and communications, radar systems, missile guidance systems, automatic test equipment, and satellite communications.

         The Company's subsidiaries, General Microwave Israel Corporation and General Microwave Israel (1987) Ltd. in Jerusalem, Israel, conduct research and development and manufacturing operations largely devoted to the production of microwave oscillators. The Company's subsidiary, General Microcircuits Corporation in Billerica, Massachusetts, engages in the design, manufacture and sale of hybrid microcircuits largely intended for military applications. The Company's subsidiary, Math Associates, Inc. in Amityville, New York, designs and manufactures fiber-optic systems and components for audio, video and data transmissions in commercial and industrial applications. Its products are used in security systems employing intercoms, closed circuit remote video transmissions, highway traffic control and controlled access installations. They are also employed in high speed digital and analog data transmission networks.

         The Company has traditionally developed new products for sale as standard catalog items as well as products designed to customer specifications under fixed price contracts. The Company's catalogs currently list over 850 products.

         The following table sets forth, for the periods indicated, unaudited information with respect to the Company's net sales contributed by each class of similar products which accounted for 15% or more of consolidated net sales in any of the last three fiscal years.

                                        Year Ended February 28 or 29
                                        ----------------------------

                                     1996            1995            1994
                                     ----            ----            ----

Microwave Components.............$11,833,453     $13,739,840     $13,442,241
Power Measuring Instruments......$ 2,148,258     $ 1,534,178     $ 1,910,554
Hybrid Microcircuits.............$ 2,958,868     $ 3,410,919     $ 2,717,397
Fiber-optics.....................$ 4,908,578     $ 3,240,629     $ 3,977,731
Other............................$   487,031     $   384,427     $   624,013

               Net Sales.........$22,336,188     $22,309,993     $22,671,936



         Marketing
         ---------

         The Company markets its products through an internal marketing department and through independent domestic and independent foreign sales organizations.


         Research and Development
         ------------------------

         The Company's research and development is conducted both through internally funded activities and through customer funded research and development under fixed price and cost plus fixed fee product development contracts.

         Internally funded research and development expenditures aggregated $1,260,000, $1,160,000 and $1,112,000 in fiscal 1996, 1995 and 1994, respectively. These expenditures are net of reimbursements received under agreements with the government of Israel and another entity in the amounts of $104,000, $245,000 and $60,000 in fiscal 1996, 1995 and 1994, respectively.

         In addition to Company sponsored development activities, the Company continues to expand and improve its product line and technology through performance under certain fixed price and cost plus fixed fee contracts requiring the development and manufacture of new products. Development and manufacturing costs incurred in connection with customer funded prototype development contracts are included in cost of sales. The estimated amount spent by the Company during each of the last three fiscal years on customer sponsored research and development activities aggregated $860,000, $3,516,000 and $3,212,455 in fiscal 1996, 1995 and 1994, respectively. The Company is currently engaged in the design and manufacture of new prototypes in connection with various electronic countermeasures, electronic warfare, radar, navigation and communications programs of the United States Government. The Company also understands that many of such engagements by major industrial corporations are for the design and manufacture of products for foreign governments and agencies thereof.

         Raw Materials
         -------------

         Manufacturing operations consist of fabrication, assembly and testing of components, systems and equipment built from fabricated parts as well as printed circuits, electronic materials and components purchased from outside sources. Manual and semi-automatic methods are employed in the manufacturing process, depending principally upon production volumes. Inspection and testing are critical to the achievement of product reliability and performance standards demanded by the Company's customers. The Company utilizes proprietary and other testing equipment in its operations and is continuously developing new testing techniques to maintain its products' performance standards.

         Electronic components and raw materials used in the Company's products are generally available from a large number of suppliers. Some materials are standard items and others are manufactured to the Company's specifications by subcontractors. The Company is not dependent upon any single supplier for any component or material and has not experienced significant interruptions in production due to a shortage of raw materials.


         Patents and Trademarks
         ----------------------

         The Company has 9 patents in the United States which cover various products. The Company considers that its competitive position depends more upon the technical expertise and creative ability of its engineering and development personnel than upon its patents, patent applications and trademarks.

         Math Associates, Inc. is the holder of the registration of the trademarks "FIBERLAB" and "FIBERVISION". These trademarks are registered with the United States Patent and Trademark Office. Each registration is effective for a period of twenty years after filing and is renewable for similar terms thereafter. The trademark "FIBERLAB" was registered in 1983 and reregistered in 1990. The trademark "FIBERVISION" was registered in 1984 and reregistered in 1990. Although Math Associates considers that its competitive position depends primarily upon its technical expertise, the quality of its products and its ability to satisfy its customers' delivery requirements, these trademarks provide a ready means for customers to identify the Company's products.


         Customers
         ---------

         For its microwave and hybrid circuits product lines, the Company's customers consist primarily of the United States Government and major industrial corporations that incorporate the Company's products into a variety of military, and to a lesser extent, commercial systems. For its fiber-optic product line, the Company's customer base is largely non-military and includes public utilities, manufacturers and installers of security systems, process control equipment and data transmission networks. At present, the Company estimates that it has approximately 4,000 customers.

         Although the end-use for the Company's products is not always identifiable, Management estimates that sales for direct or indirect use by the United States Government represented approximately 46%, 51% and 50% of the Company's net sales in fiscal 1996, 1995 and 1994, respectively. The timing and level of appropriations by the federal government can influence the Company's operating results significantly. During the past several years, slowdowns of and reductions in the amounts spent by the United States Government for electronic defense programs increased the competition for and generally reduced the profitability of available contracts. No material portion of the Company's business is subject to renegotiation or limitation of profits on contracts or subcontracts by the federal government. However, the federal government, or agencies thereof, may terminate their contracts, in whole or in part, at their convenience. In such event, the government agency is obligated generally to pay the costs incurred by the Company under the contract plus a fee based upon work completed. Substantial curtailment or termination of the government programs which, directly or indirectly, fund the Company's contracts could have a material adverse effect upon the Company's operating results.

         Foreign sales, primarily in Israel, Norway, France, United Kingdom, Australia, Canada and India accounted for approximately 22%, 23% and 26% of the Company's net sales in fiscal 1996, 1995 and 1994, respectively. Foreign sales in fiscal 1996 include immaterial amounts of direct sales to 3 foreign governments or agencies thereof.


         Competition
         -----------

         The Company's ability to compete is dependent on several factors, including product performance, quality and reliability, product development capabilities, price, and the ability to meet delivery schedules and customer specifications. The microwave component and equipment markets are highly competitive and are characterized by rapid advances in technology resulting in the introduction of new products with improved performance characteristics, thereby subjecting the Company's products to the risk of technological obsolescence.

         The Company has numerous competitors, including some of its current customers with captive microwave component design and manufacturing operations. In addition, the Company competes with certain of its suppliers of semiconductor devices. The Company also competes with a variety of companies across its entire product line. Many of the Company's competitors have greater financial and other resources than does the Company.

         The slow down in defense spending by the United States Government and sharpened government purchasing practices continues to increase competitive pressures on suppliers in the microwave industry and keep pressure on profit margins. In response, the Company continues to implement cost reductions on its current products and expand its selling and marketing efforts in the United States and abroad and continuously endeavors to expand its activities in non-military aspects of the electronics industry. The Company has traditionally emphasized the integrity, reliability and performance of its products.

         Backlog
         -------

         The Company's backlog was approximately $11,781,000 at February 29, 1996 and $9,773,000 at February 28, 1995. Although the contemplated end-use for products ordered is not always identifiable, Management estimates that approximately 37% and 46% of the Company's backlog at February 29, 1996 and February 28, 1995, respectively, is attributable to products ordered for direct or indirect use by the United States Government.

         The Company manufactures standard components and equipment for inventory and specialized components, systems and equipment pursuant to orders from customers. Orders are included in backlog upon the receipt by the Company of verbal or written purchase orders with firm delivery dates. Approximately 99% and 98%, respectively, of the backlog at February 29, 1996 and February 28, 1995 is scheduled for shipment within 12 months of such dates. The amount of backlog expected to be shipped over such periods represents only a portion of anticipated sales for such periods. Most of the orders included in the Company's current backlog may be cancelled by customers without cause or penalty, subject to payment for costs incurred and normal profit thereon.


         Segments and Other Financial Data
         ---------------------------------

         Information concerning business segments and the estimated geographical allocation of the Company's total sales is contained in Note 12 to the Consolidated Financial Statements in this Annual Report on Form 10-K. The risks associated with the Company's sales in foreign countries are no different from those experienced domestically. There is no significant difference in the estimated profitability of such business.

         See the information concerning working capital contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in this Annual Report on
Form 10-K is incorporated herein by reference.


         Other Information
         -----------------

         At February 29, 1996, the Company had approximately 285 full-time employees. None of the Company's employees is subject to a collective bargaining agreement.

         The Company's business is not seasonal.

         The Company does not anticipate that compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have material effects on the earnings or competitive position of the Company. The Company does not anticipate making any material capital expenditures for environmental control facilities for the remainder of its current fiscal year or its succeeding fiscal year.

ITEM 2.  PROPERTIES
         ----------

         The Company manufactures microwave and fiber-optic components and equipment in an approximately 60,000 square foot building it constructed on approximately 9.5 acres of land in the New Horizons Business Center in Amityville, New York. The building provides an integrated plant for the Company's operations including executive offices and research and manufacturing facilities.

         Substantially all of the estimated cost of the acquisition, construction and equipping of the Amityville building was financed through variable rate industrial development revenue bonds issued by the Town of Babylon Industrial Development Agency (New York). General Microwave is leasing the facility from the issuer of the Bonds at a rental equal to the amounts due from time to time under the Bonds. At the expiration of the lease term on October 1, 1999, the Company may buy the facility for nominal consideration. The indebtedness with respect to the Bonds is secured by a mortgage of the premises. See Note 9 to Consolidated Financial Statements in this Annual Report on Form 10-K for additional information concerning the Bonds.

         The Company conducts its Israeli operations from an approximately 12,000 square foot plant in the Talpiot Industrial Zone of Jerusalem. See
Note 9 to Consolidated Financial Statements in this Annual Report on Form 10-K for additional information concerning the Talpiot facility. General Microcircuits Corporation conducts its operations from an approximately 8,000 square foot leased facility in Billerica, Massachusetts.


ITEM 3.  LEGAL PROCEEDINGS
         -----------------

         There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject and no such proceeding was terminated during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ----------------------------------------------------

         There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

Executive Officers of the Registrant.
- ------------------------------------

         The following is a list of the names, ages, principal occupations and positions with the Company of its executive officers and the positions held by such officers during the past five years. All executive officers of the Company have terms of office which run until the next succeeding meeting of the Board of Directors following the annual meeting of stockholders or until their successors are elected and qualified unless they are removed sooner by the Board.
                                     Principal Occupation; Position
                                     and Office (current and during
                                        past five years with the
    Name                   Age       Company unless otherwise stated)
    ----                   ---       --------------------------------

Frederick Zissu (1)         82       Chairman Emeritus of the Board and
                                     Chairman of the Executive Committee
                                     of the Board

Sherman A. Rinkel (2)       70       Chairman of the Board

Mitchell Tuckman (3)        45       President-Chief Executive Officer

Russell Gulotta (4)         37       Senior Vice President-Manufacturing

Howard Cohen (5)            59       Vice President-Administration and
                                     Assistant Secretary

Robert E. DeBrecht (6)      52       Vice President-Engineering

Arnold H. Levine (7)        57       Vice President-Finance, Treasurer,
                                     Chief Financial Officer and Assistant
                                     Secretary

Rozalie Schachter (8)       49       Vice President-Business Development


- ------------------
(1) Mr. Zissu was Chairman of the Board of the Company from its inception in 1960 until his retirement due to his health in May, 1995. He was Chairman of the Board and Chief Executive Officer of Vornado, Inc. (now known as Vornado Realty Trust), a real estate and merchandising company from 1971 until May, 1989. He is also of counsel to the law firm Zissu Gumbinger, Stolzar & Wasserman.
(2) Mr. Rinkel was President of the Company from its inception until his retirement on March 1, 1995. He became Chairman of the Board in May, 1995.
(3) Mr. Tuckman became President-Chief Executive Officer of the Company in March, 1995. He was Executive Vice President and Chief Operating Officer of the Company from August, 1994 until then. From June 1993 until August, 1994, Mr. Tuckman was Vice President-Microwave Engineering of the Company. He was Chief Microwave Engineer of the Company before that.

(4) Mr. Gulotta became Senior Vice President-Manufacturing of the Company in August, 1994. From June 1993 until then, Mr. Gulotta was Vice President-Manufacturing of the Company. He was Director of Manufacturing of the Company from January, 1992 until June, 1993 and Operations Manager of the Company from June, 1989 until January, 1992.
(5) Mr. Cohen became Vice President-Administration in December, 1991. He was Vice President-Manufacturing before that.
(6) Mr. DeBrecht became Vice President-Engineering in May, 1996. He was a computer consultant in the securities, financial, insurance benefits and office productivity areas from 1987 until then. Before that, he was a product and engineering manager at Narda Microwave Co. and a chief engineer at the Company.
(7) Mr. Levine became Vice President-Finance, Chief Financial Officer, Treasurer and Assistant Secretary of the Company in March, 1995. From 1989 until then, he was Vice President, Finance and a director of Cardion Inc., a subsidiary of Siemens Corporation.
(8) Dr. Schachter became Vice President-Business Development of the Company in December, 1991. She was Director of Business Development of the Company from June, 1990 until then.

      General Microwave is not aware of any family relationship between any of the executive officers or directors of the Company or any person nominated or chosen by General Microwave to become a director or executive officer.

                                  PART II
                                  -------


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         -------------------------------------------------
         STOCKHOLDER MATTERS.
         --------------------

         The Company's Common Stock is traded on the American Stock Exchange. The following table sets forth the high and low sales prices (AMEX) for the Company's Common Stock for the fiscal quarters indicated.


                                           Sales Price (AMEX)
                                           ------------------
                                            High        Low
                                           ------      -----
Fiscal 1996:
- ------------

     First Quarter...................       9.13        6.88
     Second Quarter..................       9.25        7.63
     Third Quarter...................       8.81        7.88
     Fourth Quarter..................       7.88        5.88



Fiscal 1995:

     First Quarter...................       8.63        7.88
     Second Quarter..................       8.13        7.25
     Third Quarter...................       7.50        7.00
     Fourth Quarter..................       8.38        7.00






     General Microwave has not declared or paid any cash dividends during the past two fiscal years. See Note 9 to Consolidated Financial Statements and paragraph 5 under Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources in this Annual Report on Form 10-K for information concerning the financial covenants contained in the agreements relating to the Company's industrial development revenue bond financing and their effect on the Company's ability to pay cash dividends.

     As of May 6, 1996, there were 189 record holders of the Common Stock of the Company.

       SELECTED FINANCIAL DATA

ITEM 6.  SELECTED FINANCIAL DATA.
         ------------------------
                                                                 Year Ended
                                                                 ----------

                               February 29,     February 28,     February 28,     February 28,     February 29,
                               ------------     ------------     ------------     ------------     ------------
                                  1996             1995             1994             1993             1992
                                  ----             ----             ----             ----             ----
Operations Data:

Net sales                       $22,336,188      $22,309,993      $22,671,936      $22,515,934      $22,471,941

Net earnings (loss) before
  extraordinary item             (1,776,791)         174,676        1,042,690          158,131        1,186,380

Net earnings (loss)    (A)       (1,776,791)         174,676        1,042,690          258,131        1,191,380


Per share data:

Earnings (loss) before
  extraordinary item                (1.48)             .14              .76              .11              .84

Net earnings (loss)    (A)          (1.48)             .14              .76              .18              .84


Balance Sheet Data:

Total assets                     21,581,608       23,441,828       25,182,150       24,407,886       24,762,907

Working capital                   9,949,822       11,902,533       13,336,263       12,993,953        9,638,857

Long-term debt, less
  current installments            2,325,589        2,631,250        3,206,250        3,781,250        4,256,250

Stockholders' equity             14,574,516       16,337,373       17,565,712       17,041,387       16,516,140

Weighted average
  common shares outstanding       1,196,682        1,234,596        1,366,258        1,396,737        1,417,327


     General Microwave paid a special cash dividend of $0.25 per share on February 9, 1994. No other dividends were declared or paid during the past five fiscal years.
     (A) Includes extraordinary tax benefit on net operating loss carryforward of $100,000 (.07 per share), for fiscal year ended February 28, 1993.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATION.
         ---------------------

Results of Operations
- ---------------------

     In fiscal 1996, the Company's net loss was $1,776,791 or $1.48 per share, compared to net earnings of $174,676 or $.14 per share, for fiscal 1995. In fiscal 1994, net earnings were $1,042,690 or $.76 per share. The current year sales of $22,336,188 is relatively consistent with the prior year's level, although slightly lower than sales of two years ago. Sales of fiber-optics products and power measuring instruments increased in fiscal 1996, whereas the Company experienced an offsetting decrease in sales of microwave components, because of completion of a significant customer funded development program spanning fiscal 1994 and 1995, and a decrease in sales of hybrid microcircuits products. Fiscal 1996's operating losses resulted principally from technical problems which delayed shipments, increased production costs on several development programs for fiber-optic and hybrid-microcircuits products, increased inventory valuation reserves, as well as increased selling expenses. In fiscal 1996, the Company took a valuation reserve related to the write off and disposal of obsolete inventory of approximately $755,000 and incurred one-time severance expenses aggregating $164,000. In fiscal 1995, reduced profitability resulted principally from lower gross profit margins due to increased competition, increases to inventory valuation reserves, cost overruns on a development program in the microwave component market, reduced fiber-optic sales and technical problems on new product development. In fiscal 1994, an increase of microwave component sales and fiber-optics sales more than offset a decline of sales of hybrid microcircuits and power measuring instruments.

     As part of its efforts in fiscal 1996 to improve earnings, management reviewed its personnel needs in order to increase productivity. During fiscal 1996, the Company reduced its personnel levels in engineering and manufacturing at the Amityville location which management estimates will generate annualized savings in excess of $1,000,000.

Management's efforts to resolve technical problems, increase shipments and reduce expenditures resulted in fourth quarter profitability. Management will continue to focus on further resolution of technical problems and gross profit margin improvement for fiscal 1997.

     New orders booked during the current year were approximately $24.3 million compared to approximately $23.6 million last year. The backlog of orders at February 29, 1996 was $11.8 million compared to $9.8 million at February 28, 1995. In fiscal 1994, orders booked were $23.1 million and the backlog was $8.5 million at the year end.

      Cost of sales during fiscal 1996, as a percentage of sales, was 75.9% compared with 68.9% the prior year and 62.7% the year before. In fiscal 1996, the gross profit percentage decreased primarily due to technical problems and cost overruns on certain development programs, increased inventory valuation reserves for, and lower profit margins on new commercial products, as well as non-recurring severance expenses. In fiscal 1995, the increase in cost of sales was attributed to lower selling prices, primarily of microwave components, that resulted from increased competition in the shrinking military market, cost overruns on a development program, increased inventory valuation reserves and lower profit margins on new commercial products.
In fiscal 1994, the decrease in cost of sales was attributed to cost savings resulting from management's effort to lower overhead through personnel reductions and other economies.

     In fiscal 1996, selling and general and administrative expenses increased, when compared to the prior year, due primarily to increased selling efforts in Microwave Amityville and Math fiber-optics. Research and development expenses increased from the prior year because of increases at General Microwave Israel, notwithstanding decreases in the U.S. divisions. In fiscal 1995, selling expenses declined, when compared to the prior year, offset by an increase in general and administrative expenses. Research and development expenses remained essentially the same in 1995 compared to the prior year.

     Although borrowing and interest thereon increased in fiscal 1996, interest expense decreased compared to fiscal 1995, because of an increased interest expense in 1995 which resulted from interest on taxes after a tax audit. Dividend and interest income were lower in fiscal 1996 compared to the two prior years, as a result of a reduction in average investment balances and lower interest rates.

     In fiscal 1996, the Company recorded tax benefits of $554,000 as compared to tax benefits of $421,000 for fiscal 1995 and a tax provision at the effective rate of 30% for fiscal 1994. The fiscal 1996 tax benefit results primarily from a tax loss carryback claim to recover Federal taxes paid for a three-year period and the reduction of net deferred tax liabilities. The fiscal 1995 tax benefit resulted primarily from the Israeli government's approval to utilize a corporate tax rate of 10% in Israel, instead of the statutory 38%, as well as the reversal of excess liabilities no longer determined to be required given the completion of tax audits of several years in fiscal 1995. The fiscal 1994 tax provision is less than the statutory Federal and state combined income tax rate primarily due to non-taxable investment income and the utilization of net operating loss carryforwards of a subsidiary.

     During the three-year period covered by this discussion, inflation did not have any significant effect on the Company's business.


Liquidity and Capital Resources
- -------------------------------

     At February 29, 1996, the Company had working capital of $9.9 million compared to $11.9 million and $13.3 million at the end of fiscal 1995 and 1994, respectively.

     Cash flows provided by operations amounted to approximately $267,000 during fiscal 1996. In addition, funds were received from long-term debt proceeds at General Microwave Israel of $404,000 and the sale of short-term investments of $758,000. During fiscal 1996, the Company utilized funds primarily for payment of $575,000 of long-term debt, to acquire $577,000 of capital assets, and to acquire an additional interest in General Microcircuits for $279,000.

     Cash flows used in operations amounted to approximately $197,000 during fiscal 1995. During that year, the Company purchased approximately $1,430,000 of treasury stock and $84,600 was utilized to purchase General Microcircuits' common stock. Funds were also utilized for the payment of $575,000 of long-term debt. These were funded primarily by the use of cash and marketable investments.

     During fiscal 1996, inventories decreased $850,000 due primarily to valuation reserves related to the disposal of obsolete inventory. During fiscal 1995, increases in inventories were offset by increased valuation reserves for obsolete and excess inventory levels. During fiscal 1996, accounts receivable decreased compared to the prior year due to improved collections. Accounts receivable increased in fiscal 1995 compared to the year prior, primarily due to a large amount of sales at year end.

     During fiscal 1996, the Company acquired capital assets of $577,000 compared with $485,000 and $356,000 during fiscal 1995 and 1994, respectively. During fiscal 1997, the Company anticipates expenditures of approximately $600,000 for capital equipment. A major portion of the Company's property, plant and equipment is encumbered by an Industrial Revenue Bond agreement, as discussed in Note 9 to the Consolidated Financial Statements. At February
29, 1996, the Company is in compliance with the debt covenants included in the bond related agreements as amended. A tangible net worth covenant contained in one of the bond agreements limits the ability of the Company to pay cash dividends. As a result of that covenant, there is approximately $424,000 of unrestricted funds available for the payment of cash dividends as of February 29, 1996.

     In fiscal 1996 and 1995, the Company's only short-term borrowings (approximately $324,000 at year end, compared to prior year, $245,000) were at its foreign subsidiary at a weighted average interest rate of 8.38% and 9.00%, respectively. Because of positive cash flows during fiscal 1994, the Company had no need for short-term borrowings. The Company believes that its cash-on-hand plus anticipated sources of funds will be sufficient to fund its working capital, capital expenditures and debt service requirements for fiscal 1997.

     As a measure of the Company's ability to meet its short-term obligations, the Company has the following:

                                 February 29,        February 28,
                                     1996                1995
     Working Capital
     (in thousands)                $9,950             $11,903
     Current Ratio               3.4 to 1            4.1 to 1


Impact of New Accounting Standards
- ----------------------------------

     Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121), effective for fiscal years beginning after December 15, 1995, requires among other things, that long-lived and certain identified intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment losses should be based upon the fair value of the asset, and reported in the period in which the recognition criteria are first applied and met. The Management of the Company does not believe that the implementation of SFAS 121 will have a significant impact on its financial position or results of operations.

     In October 1995, the Financial Accounting Standards Board issued Statement No. 123 "Accounting for Stock-Based Compensation," for fiscal years beginning after December 15, 1995. The Registrant has elected not to implement the fair value based accounting method for employee stock options, but has elected to disclose, commencing in fiscal year 1997, the proforma net income and earnings per share as if such method had been used to account for stock-based compensation cost as described in the statement.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         --------------------------------------------


                         Independent Auditors' Report
                         ----------------------------


To the Stockholders and Board of Directors
General Microwave Corporation:


We have audited the consolidated financial statements of General
Microwave Corporation and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We did not audit the consolidated financial statements of General Microwave Israel Corporation, an indirect wholly-owned subsidiary, as of and for the year ended February 29, 1996, which statements reflect total assets constituting 17% and total revenues constituting 11%, after elimination of intercompany balances and sales, of the related 1996 consolidated totals. Those statements insofar as it relates to the amounts included for General Microwave Israel Corporation, is based solely on the report of the other auditor.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the 1996 report of the other auditor, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Microwave Corporation and subsidiaries as of February 29, 1996 and February 28, 1995 and the results of their operations and cash flows for each of the years in the three-year period ended February 29, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                    KPMG PEAT MARWICK LLP

Jericho, New York
May 10, 1996

                 AUDITORS' REPORT TO THE SHAREHOLDERS OF
          GENERAL MICROWAVE (ISRAEL) CORPORATION AND SUBSIDIARY
          -----------------------------------------------------

We have audited the accompanying balance sheet of General Microwave (Israel) Corporation and subsidiary ("the Company") as of February 29, 1996 and the related statements of operations, changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, including those prescribed under the Israeli Auditors' Regulations (Mode of Performance) - 1973. Such auditing standards are substantially identical, in all material respects, to generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Board of Directors and management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The aforementioned financial statements have been prepared in U.S. dollars as described in Note 2A.

As stated in Note 1B, the consolidated financial statements were prepared at the request of the parent company and for its use only. The financial statements do not include activities of the Company, if any, that are not directly reflected in its books and records maintained in Israel.

In our opinion, except for the matter discussed in the preceding paragraph, the financial statements present fairly, in all material respects, the financial position of the Company and subsidiary as of February 29, 1996, and the consolidated results of operations, changes in shareholders' equity and cash flows for the year then ended in accordance with generally accepted accounting principles in Israel.

Pursuant to Section 211 of the Companies Ordinance (New Version) - 1983, we state that we have obtained all the information and explanations we have required and that our opinion on the above financial statements is given according to the best of our information and the explanations received by us and as shown by the books of the Company.


Igal Brightman & Co.
Certified Public Accountants

Jerusalem, Israel
May 20, 1996.

       BALANCE SHEET ASSETS LIABILITIES AND STOCKHOLDERS' EQUITY

                                 GENERAL MICROWAVE CORPORATION
                                       AND SUBSIDIARIES

                                  Consolidated Balance Sheets

                            February 29, 1996 and February 28, 1995


                            Assets                                               1996          1995
                            ------                                               ----          ----
Current assets:
  Cash and cash equivalents                                                 $   1,139,731     1,053,861
  Investments                                                                           -       757,909
  Accounts receivable, net of allowance for doubtful accounts
    of approximately $50,700 in 1996 and $90,000 in 1995                        5,150,561     5,393,418
  Inventories                                                                   6,744,203     7,594,526
  Prepaid expenses and other current assets                                       278,785       411,884
  Income tax receivable                                                           155,733             -
  Deferred income taxes, net                                                      560,073       485,965
                                                                              -----------   -----------
                          Total current assets                              $  14,029,086    15,697,563

  Property, plant and equipment, net                                            6,356,052     6,586,563
  Debt issuance costs, net                                                         75,626        96,494
  Other intangible assets, net                                                    178,015       217,291
  Costs in excess of fair value of net assets acquired, net                       872,731       721,149
  Other assets                                                                     70,098       122,768
                                                                              -----------   -----------
                                                                            $  21,581,608    23,441,828
                                                                              ===========   ===========

                     Liabilities and Stockholders' Equity
                     ------------------------------------

Current liabilities:
  Current installments of long-term debt                                          709,670       575,000
  Short-term borrowing                                                            323,463       244,712
  Accounts payable                                                              1,201,775       847,816
  Accrued payroll and other employee benefits                                     767,126       892,752
  Accrued expenses and other current liabilities                                  803,038       628,097
  Accrued commissions                                                             274,192       267,736
  Income taxes payable                                                                  -       338,917
                                                                              -----------   -----------
                          Total current liabilities                             4,079,264     3,795,030
                                                                              -----------   -----------

Long-term debt, less current installments                                       2,325,589     2,631,250
Deferred income taxes                                                             584,068       612,656
Minority interest                                                                  18,171        65,519

Stockholders' equity:
  Preferred stock, $.01 par value; 1,000,000 shares authorized and unissued             -             -
  Common stock, $.01 par value; 5,000,000 shares authorized;
    issued 1,664,492 in 1996 and 1,661,292 in 1995                                 16,645        16,613
  Additional paid-in capital                                                    9,549,402     9,531,034
  Retained earnings                                                             8,197,118     9,973,909
                                                                              -----------   -----------
                                                                               17,763,165    19,521,556

Less:
  Treasury stock, at cost                                                       3,188,649     3,184,183
                                                                              -----------   -----------
                                                                               14,574,516    16,337,373
                                                                              -----------   -----------

                                                                            $  21,581,608    23,441,828
                                                                              ===========   ===========

See accompanying notes to consolidated financial statements.

       STATEMENT OF OPERATIONS

                                GENERAL MICROWAVE CORPORATION
                                      AND SUBSIDIARIES

                            Consolidated Statements of Operations

                Years ended February 29, 1996 and February 28, 1995 and 1994





                                                        1996          1995          1994
                                                        ----          ----          ----
Net sales                                         $  22,336,188    22,309,993    22,671,936
                                                    -----------   -----------   -----------

Costs and expenses:
   Cost of sales                                     16,946,866    15,363,367    14,207,780
   Selling                                            3,074,020     2,704,794     2,930,754
   General and administrative                         3,202,701     3,102,635     2,907,242
   Research and development                           1,260,059     1,160,234     1,112,198
                                                    -----------   -----------   -----------

                                                     24,483,646    22,331,030    21,157,974

       Operating earnings (loss)                     (2,147,458)      (21,037)    1,513,962
                                                    -----------   -----------   -----------

Other expenses (income):
   Interest expense                                     148,682       171,902       126,461
   Dividend and interest income                         (57,060)      (80,871)     (166,043)
   Minority interest in earnings (loss) of
     consolidated subsidiary                             (6,399)       65,519             -
   Other, net                                            98,110        68,737        65,854
                                                    -----------   -----------   -----------
                                                        183,333       225,287        26,272
                                                    -----------   -----------   -----------

Earnings (loss) before income taxes (benefit)        (2,330,791)     (246,324)    1,487,690

Income taxes (benefit)                                 (554,000)     (421,000)      445,000
                                                    -----------   -----------   -----------

       Net earnings (loss)                        $  (1,776,791)      174,676     1,042,690
                                                    ===========   ===========   ===========

       Net earnings (loss) per share              $       (1.48)          .14           .76
                                                    ===========   ===========   ===========

See accompanying notes to consolidated financial statements.

       STATEMENT OF STOCKHOLDERS' EQUITY

                                   GENERAL MICROWAVE CORPORATION
                                          AND SUBSIDIARIES

                          Consolidated Statements of Stockholders' Equity

                    Years ended February 29, 1996 and February 28, 1995 and 1994



                                                               Additional                                                 Total
                                           Common stock          paid-in      Retained         Treasury stock          stockholders'
                                         Shares     Amount       capital      earnings       Shares       Amount          equity
                                         ------     ------       -------      --------       ------       ------          ------
Balances, February 28, 1993            1,613,088   $ 16,131   $ 9,220,610   $ 9,093,712     229,109   $ (1,289,066)   $ 17,041,387

Net earnings                                   -          -             -     1,042,690           -              -       1,042,690
Exercise of stock options, net of
  shares tendered                         43,404        434       283,372             -      11,750       (117,500)        166,306
Purchase of treasury stock                     -          -             -             -      46,803       (347,502)       (347,502)
Cash dividends paid ($.25 per share)           -          -             -      (337,169)          -              -        (337,169)
                                       ---------     ------     ---------     ---------     -------     ----------      ----------

Balances, February 28, 1994            1,656,492     16,565     9,503,982     9,799,233     287,662     (1,754,068)     17,565,712

Net earnings                                   -          -             -       174,676           -              -         174,676
Exercise of stock options                  4,800         48        27,052             -           -              -          27,100
Purchase of treasury stock                     -          -             -             -     178,802     (1,430,115)     (1,430,115)
                                       ---------     ------     ---------     ---------     -------     ----------      ----------

Balances, February 28, 1995            1,661,292     16,613     9,531,034     9,973,909     466,464     (3,184,183)     16,337,373

Net loss                                       -          -             -    (1,776,791)          -              -      (1,776,791)
Exercise of stock options, net of
  shares tendered                          3,200         32        18,368             -         638         (4,466)         13,934
                                       ---------     ------     ---------     ---------     -------     ----------      ----------

Balances, February 29, 1996            1,664,492   $ 16,645   $ 9,549,402   $ 8,197,118     467,102   $ (3,188,649)   $ 14,574,516
                                       =========     ======     =========     =========     =======     ==========      ==========

See accompanying notes to consolidated financial statements.

       STATEMENT OF CASH FLOWS

                                   GENERAL MICROWAVE CORPORATION
                                          AND SUBSIDIARIES

                               Consolidated Statements of Cash Flows

                    Years ended February 29, 1996 and February 28, 1995 and 1994


                                                                     1996          1995          1994
                                                                     ----          ----          ----
Cash flows from operating activities:
   Net earnings (loss)                                          $ (1,776,791)      174,676     1,042,690
   Adjustments to reconcile net earnings (loss) to net cash
     provided by (used in) operating activities:
        Depreciation and amortization                                963,538       970,708     1,008,661
        Bad debt expense (recovery)                                  (39,300)      (81,000)       12,000
        Gain on disposal of equipment                                 (4,867)      (22,208)         (370)
        Loss on sale of securities                                         -        19,214             -
        Minority interest in earnings (loss) of consolidated
          subsidiary                                                  (6,399)       65,519             -
        Changes in assets and liabilities:
          Accounts receivable                                        282,157      (421,807)       14,998
          Inventories                                                850,323        58,231      (471,636)
          Income taxes payable and receivable                       (494,650)      (81,731)      220,540
          Prepaid expenses and other current assets                  133,099      (270,586)        8,296
          Accounts payable and accrued liabilities                   409,730        81,218       462,961
          Deferred income taxes                                     (102,696)     (732,666)     (112,374)
          Other assets                                                52,670        43,650        (1,973)
                                                                  ----------    ----------    ----------

            Net cash provided by (used in)
               operating activities                                  266,814      (196,782)    2,183,793
                                                                  ----------    ----------    ----------

Cash flows from investing activities:
   Purchases of property, plant and equipment, net of disposals     (576,578)     (485,145)     (356,196)
   Proceeds from sale of fixed assets                                 13,511        26,790         1,936
   Purchase of additional interest in subsidiary                    (279,000)      (84,600)     (220,500)
   Purchases of intangible assets                                    (18,480)      (34,178)      (40,156)
   Sale of short-term investments, net                               757,909     1,737,466       314,183
                                                                  ----------    ----------    ----------

            Net cash provided by (used in)
               investing activities                                 (102,638)    1,160,333      (300,733)
                                                                  ----------    ----------    ----------

Cash flows from financing activities:
   Principal payments on long-term debt                             (575,000)     (575,000)     (475,000)
   Proceeds from long-term debt                                      404,009             -             -
   Net proceeds from short-term borrowings                            78,751       244,712             -
   Proceeds from issuance of common stock                             13,934        27,100       166,306
   Payments to acquire treasury stock                                      -    (1,430,115)     (347,502)
   Cash dividends paid                                                     -             -      (337,169)
                                                                  ----------    ----------    ----------

            Net cash used in financing activities                    (78,306)   (1,733,303)     (993,365)
                                                                  ----------    ----------    ----------

Net increase (decrease) in cash and cash equivalents                  85,870      (769,752)      889,695

Cash and cash equivalents at beginning of year                     1,053,861     1,823,613       933,918
                                                                  ----------    ----------    ----------

Cash and cash equivalents at end of year                        $  1,139,731     1,053,861     1,823,613
                                                                  ==========    ==========    ==========

See accompanying notes to consolidated financial statements.

                         GENERAL MICROWAVE CORPORATION
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                   February 29, 1996 and February 28, 1995



(1) Summary of Significant Accounting Policies and Practices
    --------------------------------------------------------

   (a) Description of Business
       -----------------------

    General Microwave Corporation and its subsidiaries (the Company) are engaged primarily in the design, development, manufacture and marketing of microwave, electronic and fiber optic systems, equipment, and components. The Company is organized into four operating divisions in three locations. A majority of the Company's microwave products are sold to manufacturers and users of microwave systems and equipment for applications in the defense electronics industry. The Company also sells these components and equipment for use in the industrial sector, as well as in commercial telecommunications industries. Typical applications for the Company's microwave products include electronic warfare and countermeasures; airborne and shipboard navigation and communications; radar systems; missile guidance systems; automatic test equipment; and satellite communications.

    A substantial portion of the Company's revenues is derived from military sources. The Company manufactures components and instruments for a number of ongoing military programs and is currently engaged in the design and manufacture of prototypes in connection with various electronic countermeasures, electronic warfare, radar, navigation and communications programs of the United States Government and foreign governments and agencies thereof. The slowdown in defense spending by the United States Government and sharpened government purchasing practices has created significantly greater competitive pressures on suppliers in the microwave industry.

   (b) Principles of Consolidation
       ---------------------------

    The consolidated financial statements include the accounts of General
       Microwave Corporation (GMC), its wholly-owned subsidiaries, General Microwave Foreign Sales Corporation (FSC), Micro-El Patent Corporation and Math Associates, Inc. (Math); its indirect wholly-owned subsidiaries, General Microwave Israel Corporation (GMIC) and General Microwave Israel (1987) Ltd. (GMIL); and its majority-owned subsidiary, General Microcircuits Corporation (GMCC). All intercompany accounts and transactions have been eliminated in consolidation.

                                                               (Continued)

                         GENERAL MICROWAVE CORPORATION
                               AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued



   (c) Revenue Recognition
       -------------------

    Sales are recorded as units are delivered with the cost of sales recognized on each shipment based upon an average estimated final contract unit cost, including overhead costs. Customer advances received on fixed price contracts are recognized as revenue ratably as partial shipments are made. Losses on contracts are recorded when known.

   (d) Cash Equivalents
       ----------------

    For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of money market accounts held by an investment bank at February 29, 1996 and February 28, 1995.

   (e) Investments
       -----------

    As of March 1, 1994, the Company adopted Statement of Financial Accounting
       Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). SFAS 115 generally requires that debt and equity securities that have readily determinable fair values be carried at fair value unless they are classified as held to maturity. If not classified as held to maturity, such securities must be classified as trading securities or securities available for sale. Unrealized gains or losses for securities available for sale are to be excluded from earnings and reported as a net amount as a separate component of stockholders' equity. Unrealized holding gains and losses for trading securities are to be included in earnings. The Company had classified its investments, which consisted of municipal bond funds, as available for sale as of February 28, 1995, however, unrealized gains and losses were not reported as a separate component of stockholders' equity as the Company had determined such unrealized gains and losses to be immaterial. No investments existed at February 29, 1996.

   (f) Inventories
       -----------

    Work-in-process inventory reflects all accumulated production costs, which are comprised of direct production costs and overhead, reduced by amounts attributable to units delivered. Work-in-process inventory is reduced to its estimated net realizable value by a charge to cost of sales in the period excess costs are identified. Raw materials and finished goods inventories are reflected at the lower of cost or market, computed on the first-in, first-out (FIFO) method.

                                                               (Continued)

                         GENERAL MICROWAVE CORPORATION
                               AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


   (g) Property, Plant and Equipment
       -----------------------------

    Property, plant and equipment are recorded at cost. Depreciation is charged to operations over the estimated service lives of the related assets (ranging from four to twenty-five years) using the straight-line method. Assets acquired under capital lease and leasehold improvements are amortized over the life of the lease or the estimated life of the asset, whichever is less.

   (h) Debt Issuance Costs
       -------------------

    Costs incurred in connection with the issuance of Industrial Development
       Revenue Bonds, amounting to $313,000, are being amortized over the life of the bonds (fifteen years) on a straight-line basis.

   (i) Intangible Assets
       -----------------

    Intangible assets include patents recorded at cost which are amortized on a straight-line basis over a period not to exceed seventeen years and covenants not-to-compete associated with the Math acquisition which are amortized on a straight-line basis over the periods of the related employment contracts ranging from three to five years. Accumulated amortization aggregated $281,613 and $223,857 at February 29, 1996 and February 28, 1995, respectively.

    The costs in excess of fair value of net assets acquired relate to the acquisition of GMCC and Math and are amortized on a straight-line basis over fifteen years. Additionally, these costs include the cost of additional ownership of GMCC increasing from 80% to 97% (note 3), which are amortized on a straight-line basis over the remaining life of the original asset. Accumulated amortization aggregated $282,664 and $196,195 at February 29, 1996 and February 28, 1995, respectively.

    The Company continually evaluates the recoverability of the intangible assets by assessing whether the amortized value can be recovered through expected future results.

   (j) Pension Expense
       ---------------

    Pension expense for eligible employees is provided under an actuarial cost method. The Company's policy is to make annual contributions to the plan in accordance with actuarially determined funding requirements.

                                                               (Continued)

                         GENERAL MICROWAVE CORPORATION
                               AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


   (k) Income Taxes
       ------------

    Effective March 1, 1993, the Company adopted Statement of Financial
       Accounting Standards (SFAS) No.109, "Accounting for Income Taxes" which requires recognition of deferred tax liabilities and assets for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax liabilities and assets are determined using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. Under Statement 109, the effect on deferred tax liabilities and assets of a change in tax rates is recognized in income in the period that includes the enactment date. Prior years' financial statements were not restated and the adoption of the Statement did not have a significant impact on net income for fiscal 1994.

   (l) Earnings Per Share
       ------------------

    Earnings per share is computed based on the weighted average number of common shares outstanding during the year (including common stock equivalents of 5,758 and 7,273 in fiscal 1995 and 1994, respectively) of 1,196,682 in fiscal 1996, 1,234,596 in fiscal 1995 and 1,366,258 in fiscal 1994.

   (m) Reconciliation to United States Generally Accepted Accounting Principles
       ------------------------------------------------------------------------

    The financial statements of the Company's Israeli operations, GMIC and GMIL, were prepared in accordance with generally accepted accounting principles in Israel. The differences between generally accepted accounting principles in Israel and generally accepted accounting principles in the United States as they pertain to GMIC and GMIL are not considered material to the consolidated financial statements of the Company.

   (n) Foreign Currency Translation
       ----------------------------

    The financial position and the results of operations of the Company's
       Israeli operations are measured using the dollar as the functional currency. Gains or losses resulting from translating transactions denominated in a foreign currency were immaterial in fiscal 1996, 1995, and 1994.

                                                               (Continued)

                         GENERAL MICROWAVE CORPORATION
                               AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


   (o) Use of Estimates
       ----------------

    The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates.

   (p) Reclassifications
       -----------------
    Reclassifications are made whenever necessary to conform with the current year's presentation.

       Inventories on hand
(2) Inventories
    -----------

    Inventories are comprised of the following:

                                           1996         1995
                                           ----         ----
                Raw materials          $ 2,962,588    3,638,119
                Work-in-process          3,514,340    3,303,562
                Finished goods             773,925      945,629
                                         ---------    ---------
                                         7,250,853    7,887,310
                Less progress billings    (506,650)    (292,784)
                                         ---------    ---------
                                       $ 6,744,203    7,594,526
                                         =========    =========

(3) Majority-Owned Subsidiary
    -------------------------
    At February 29, 1996, the Company owns 97% of GMCC's outstanding common stock (291,000 shares). The agreement associated with the Company's investment in GMCC states that, at the option of the minority stockholders, the Company may be required to purchase up to 100% of the outstanding common stock of GMCC at various dates as defined in the agreement. If not exercised at the stipulated dates, the option to require the Company to purchase the GMCC stock is cumulative. The purchase price is based upon GMCC's net earnings as defined by the agreement, as amended in September 1990, payable in cash up to a cumulative aggregate amount of $1,000,000 and, thereafter, with a combination of cash and common stock of the Company, at the Company's option, in accordance with the provisions of the option.

                                                               (Continued)

                         GENERAL MICROWAVE CORPORATION
                               AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued



    During fiscal 1996 and 1995, the Company acquired 15,000 and 9,000 shares, respectively, of GMCC common stock for $279,000 and $84,600, respectively, resulting in an aggregate increase in the Company's ownership to 97%. These transactions are accounted for by the purchase method of accounting. The purchase price in excess of the additional ownership acquired is recorded as an addition to costs in excess of fair value of net assets acquired which amounted to $238,051 and $84,600 in fiscal 1996 and 1995.

    Additionally, the Company owns all of the outstanding preferred stock of GMCC. The interest in the investment in GMCC outstanding common stock not owned by the Company is recorded as minority interest on the accompanying consolidated balance sheets.

       Supplemental Cash Flow Information

(4) Supplemental Cash Flow Information
    ----------------------------------

    Following is supplemental information relating to the consolidated statements of cash flows:

                                            1996      1995      1994
                                            ----      ----      ----
       Cash paid during the year for:
          Interest                       $ 193,668   150,355   122,957
                                           =======   =======   =======

          Income taxes                   $ 146,161   425,477   381,724
                                           =======   =======   =======

                                                               (Continued)

                         GENERAL MICROWAVE CORPORATION
                               AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


       Property Plant and Equipment

(5) Property, Plant and Equipment
    -----------------------------

    A summary of property, plant and equipment is as follows:

                                              1996         1995
                                              ----         ----
         Land                            $  1,169,299    1,169,299
         Buildings and improvements         5,826,907    5,796,793
         Test equipment                     1,354,004    1,452,812
         Machinery and equipment            3,171,627    3,161,498
         Furniture and office equipment     1,525,743    1,533,463
         Leasehold improvements               259,212      252,143
         Transportation equipment             276,942      199,407
         Tooling                               25,683        8,432
         Construction-in-process               84,084            -
                                           ----------   ----------
                                           13,693,501   13,573,847
         Less accumulated depreciation
            and amortization                7,337,449    6,987,284
                                           ----------   ----------

                                         $  6,356,052    6,586,563
                                           ==========   ==========

    Depreciation expense aggregated $798,445, $826,422 and $876,465 in fiscal
       1996, 1995 and 1994, respectively.

    Repairs and maintenance costs are expensed as incurred and amounted to approximately $371,000, $441,000, and $382,000 at February 29, 1996
       and February 28, 1995 and 1994, respectively.

                                                               (Continued)

                         GENERAL MICROWAVE CORPORATION
                               AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


       Income tax expense (benefit)

(6) Income Taxes
    ------------

    The components of income tax expense (benefit) are as follows:

                                       1996       1995      1994
                                       ----       ----      ----
           Current:
              Federal             $  (423,000)   110,000   329,000
              State                   (29,000)   110,000   138,000
              Foreign                   1,000    (24,000)   90,000
                                     --------    -------   -------
                                     (451,000)   196,000   557,000
                                     --------    -------   -------
           Deferred:
              Federal and State      (103,000)  (617,000) (112,000)
                                     --------   --------  --------

                                  $  (554,000)  (421,000)  445,000
                                     ========   ========  ========

    Included in the current Federal provision for income taxes in fiscal 1994 is a $104,600 tax benefit from utilizing net operating loss carryforwards.

                                                               (Continued)

                         GENERAL MICROWAVE CORPORATION
                               AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued



       Reconciliation of income taxes

    A reconciliation of income taxes (benefit) computed at the Federal statutory rate to reported income taxes (benefit) is as follows:

                                                1996                   1995                  1994
                                          -----------------     ------------------     ----------------

       Tax at Federal statutory rate    $ (792,500) (34.0)%   $  (83,800)  (34.0)%   $  505,800   34.0%
       Change in beginning of the
          year balance of the valua-
          tion allowance for deferred
          tax assets allocated to
          income tax expense               322,700   13.9        (28,500)  (11.6)      (104,600)  (7.0)
       Benefit of lower tax rate
          on foreign income                      -    -          (24,300)   (9.9)             -    -
       Loss of subsidiary not
          consolidated for tax
          purposes                          58,600    2.5              -     -                -    -
       State income taxes (benefit),
          net                             (115,000)  (4.9)        72,500    29.4         82,800    5.6
       FSC benefit                               -    -                -     -          (15,400)  (1.0)
       Tax exempt income                         -    -          (19,300)   (7.8)       (42,300)  (2.8)
       Amortization of costs in
          excess of fair value of
          net assets acquired               29,400    1.3         22,100     9.0         18,900    1.2
       Reversal of prior years'
          overprovisions                   (67,000)  (2.8)      (368,000) (149.5)             -    -
       Other, net                            9,800    -            8,300     3.4           (200)   -
                                          --------  -----       --------  ------       --------   ----

       Income taxes (benefit)           $ (554,000) (24.0)%   $ (421,000) (171.0)%   $  445,000   30.0%
                                          ========  =====       ========  ======       ========   ====

                                                               (Continued)

                         GENERAL MICROWAVE CORPORATION
                               AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


       Deferred taxes

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at February 29 and February 28 are presented as follows:

                                                                    1996       1995
                                                                    ----       ----
       Deferred tax assets:
          Inventories, principally due to additional costs
            inventoried for tax purposes pursuant to the Tax
            Reform Act of 1986 and obsolescence reserve        $   515,803    626,982
          Net operating loss carryforwards                         246,064          -
          Tax credit carryforwards                                 144,200          -
          Allowance for doubtful accounts receivable                17,874     27,979
          Warranty reserve                                          32,179     26,443
          Other                                                     46,560     14,529
                                                                 ---------    -------
                  Total deferred tax assets                      1,002,680    695,933

          Less valuation allowance                                (367,217)   (44,469)
                                                                 ---------    -------
                  Net deferred tax assets                          635,463    651,464
                                                                 ---------    -------

       Deferred tax liabilities
                                                             1996      1995
                                                             ----      ----
    Deferred tax liabilities:
     Plant and equipment, principally due to differences
        in depreciation and capitalized interest          $ 584,068   612,656
     Undistributed income of foreign subsidiary              69,446   105,177
     Pension funding greater than expense                         -    35,568
     Other                                                    5,944    24,754
                                                           --------  --------
              Total deferred tax liabilities                659,458   778,155
                                                           --------  --------

              Net deferred liabilities                    $  23,995   126,691
                                                           ========  ========

                                                               (Continued)

                         GENERAL MICROWAVE CORPORATION
                               AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

    The valuation allowance for deferred tax assets as of March 1, 1995 and 1994 was $44,469 and $73,000, respectively. The net change in the total valuation allowance in fiscal 1996 and 1995 was $322,748 and $(28,531), respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax assets and liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections of future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of the net deferred tax assets. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

    At February 29, 1996, the Company has Federal net operating loss carryforwards of $300,000, state net operating loss carryforwards of $2,732,987 and Federal tax credits of $144,200 which are available to offset future taxable income, if any. The Federal and New York State net operating loss carryforwards expire starting in fiscal 2009. The Federal and state net operating loss carryforwards and the Federal credits have been fully reserved for in the valuation allowance. Massachusetts State net operating losses of $388,000 expire in fiscal 2001.

    During fiscal 1995, the Company paid $115,366 of federal income taxes related to a foreign subsidiary, which is included in the reduction of the deferred tax liabilities.

    Earnings before provision for (benefit of) income taxes, without giving effect to intercompany eliminations, include losses from foreign operations of $541,212, $12,728 and $333,460 in fiscal 1996, 1995 and
       1994, respectively.

(7) Employee Benefit Plans
    ----------------------

   (a) Pension Benefits
       ----------------

    The Company has a noncontributory defined benefit pension plan covering all eligible employees. Pension expense is accrued in accordance with the projected unit credit actuarial cost method. Although the Company reserves the right to terminate the plan at any time, it is obligated to fund the recommended contribution as long as the plan remains in effect.

                                                               (Continued)

                         GENERAL MICROWAVE CORPORATION
                               AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


    The net pension expense includes the following components:

       Net pension expense
                                                    1996      1995      1994
                                                    ----      ----      ----

       Service cost - benefits earned during
          the period                           $  128,900   149,300   164,900
       Interest cost on projected benefit
          obligation                              267,000   222,200   214,400
       Actual return on assets                   (506,200) (177,100)  (87,100)
       Net amortization and deferral              288,300   (16,800)  (89,100)
                                                 --------  --------  --------

                    Net pension expense        $  178,000   177,600   203,100
                                                 ========  ========  ========

    Assumptions used in the accounting for net pension expense in fiscal
       1996, 1995 and 1994 were:

       Net pension expense
                                                        1996   1995   1994
                                                        ----   ----   ----
       Weighted average discount rate                    7.5%   8.5%   7.5%
       Average rate of increase in compensation levels   5.0    6.0    6.0
       Expected long-term rate of return on assets       8.5    8.0    8.5
                                                         ===    ===    ===

                                                               (Continued)

                         GENERAL MICROWAVE CORPORATION
                               AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


    The following table sets forth the Company's defined benefit plan funded status and the prepaid pension asset at February 29 and February 28:
       Defined benefit plan
                                                           1996        1995
                                                           ----        ----
       Actuarial present value of accumulated benefit
         obligation, including vested benefits of
         $2,971,300 in 1996 and $2,305,800 in 1995     $ 3,053,900   2,394,900
                                                        ==========  ==========

       Projected benefit obligation for services
         rendered to date                               (3,845,300) (2,899,300)
       Plan assets at fair value                         3,220,800   2,767,900
                                                        ----------  ----------
           Funded status - projected benefit
              obligation in excess of plan assets         (624,500)   (131,400)

       Unrecognized net gain from past experience
         different from that assumed                       486,700      24,200
       Unrecognized prior service cost                     267,900     295,500
       Unrecognized net asset as of March 1, 1987 being
         recognized over approximately 20 years            (60,800)    (66,200)
                                                          --------    --------

       Prepaid pension asset included in other assets  $    69,300     122,100
                                                          ========    ========

    Pension plan assets consist principally of United States Government securities and marketable equity securities.

   (b) Employee 401(k) Plan
       --------------------
    The Company maintains an Employee 401(k) Savings Plan. The plan is a defined contribution plan administered by the Company covering all eligible employees. The plan provides for growth in savings though contributions and income from investments. It is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA), as amended. Plan participants are allowed to contribute a specified percentage of their base salary. The Company does not contribute to the plan.

(8) Short-term Borrowing
    --------------------
    The Company's Israeli subsidiary has an outstanding short-term borrowing balance with a bank of $323,463 and $244,712 at February 29, 1996 and February 28, 1995, respectively, which is due on May 31, 1996. The short term borrowings interest rate was 8.38% and 9.00% at February 29, 1996 and February 28, 1995, respectively.

                                                               (Continued)

                         GENERAL MICROWAVE CORPORATION
                               AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued



(9) Long-term Debt
    --------------

    Long-term debt consists of the following:

       Long-term debt
                                                  1996        1995
                                                  ----        ----
       Industrial Development Revenue Bonds   $ 2,200,000   2,700,000
       Bank loan payable                          835,259     506,250
                                                ---------   ---------
                                                3,035,259   3,206,250

       Less current installments                  709,670     575,000
                                                ---------   ---------

                                              $ 2,325,589   2,631,250
                                                =========   =========

    Under the terms of an agreement with the Town of Babylon Industrial
       Development Agency and a bank, the Agency issued 1984 Variable Rate 7-Day Demand Industrial Development Revenue Bonds in the amount of $6,000,000 to provide a substantial portion of the funds for the construction and equipping of the Company's manufacturing facility in Amityville, New York. Interest is payable semi-annually at a variable rate which approximates 65% of the yield on 13-week U.S. Treasury bills. Such rate was 3.10% and 3.80% at February 29, 1996 and February 28, 1995, respectively. Under the terms of the agreement, the Company obtained an irrevocable bank letter of credit for the amount of the bonds plus certain interest. The letter of credit, which amounted to approximately $2,377,000 and $2,877,000 at February 29, 1996 and February 28, 1995, respectively, will be drawn on in the event the Town of Babylon defaults on its obligations to the bondholders. This letter of credit expires on September 15, 1996, and management is presently negotiating the extension of this letter of credit with the bank. At any time prior to maturity, the bonds are redeemable at the option of the Company at a redemption price of 100%. The bonds are due on October 1, 1999 with annual sinking fund requirements increasing from $500,000 in fiscal 1995 to $600,000 at maturity. All property, plant and equipment acquired or constructed by the Company with the proceeds of the bonds collateralize the obligation.

                                                               (Continued)

                         GENERAL MICROWAVE CORPORATION
                               AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued



    The aforementioned bond agreement includes certain restrictive covenants.
       The Company must, among other things, maintain a minimum ratio of current assets to current liabilities and interest coverage ratio, a minimum level of tangible net worth, as defined, and must not exceed a specified debt to equity ratio. After giving effect to the results of operations for the quarter ended December 2, 1995, the Company required and received a waiver that modified this requirement to the Company's tangible net worth level as defined as of December 2, 1995, and agreed to a covenant to maintain profitable operations in future quarters. In connection with the foregoing, the Company also agreed to make monthly sinking fund payments commencing April 1, 1996, towards its October 1, 1996, $500,000 bond payment. In addition, in connection with obtaining the waiver of the tangible net worth covenant contained in one of the agreements relating to the bond agreement, the Company and two of its subsidiaries, Math and GMCC, guaranteed and granted a security interest in their accounts receivable to the bondholders and the letter of credit issuer as additional security for the Company's bond related debt. The balance of such accounts receivable is $4,410,775 at February 29, 1996. Further, the tangible net worth covenant limits the ability of the Company to pay cash dividends. As a result of such covenant, there is approximately $424,000 of unrestricted funds available for the payment of cash dividends as of February 29, 1996.
       As of February 29, 1996, the Company is in compliance with the covenants of the bond agreement.

    During fiscal 1992 the Company's subsidiary, GMIL, entered into a capital lease on its operating facility in the Talpiot Industrial Zone of Jerusalem, Israel at a cost of $841,875. This transaction was primarily financed with a $750,000 long-term bank loan due in November 2001, bearing interest at LIBOR plus 2% (8.031% and 6.125% at February 29, 1996 and February 28, 1995, respectively), of which $431,250 and $506,250 was outstanding at February 29, 1996 and February 28, 1995, respectively.

    During fiscal 1996, GMIL, obtained working capital financing of $404,009.
       This long-term bank loan is due December 7, 1998, bearing interest at LIBOR plus 2.5% (8.704% at February 29, 1996).

    The loans are secured by the premises, all of GMIL's assets and a guarantee by the Company of $300,000.

                                                               (Continued)

                         GENERAL MICROWAVE CORPORATION
                               AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


    Required principal payments on long-term debt are summarized as follows:

                   1997                       $   709,670
                   1998                           698,447
                   1999                           809,669
                   2000                           686,222
                   2001                            75,000
                   Thereafter                      56,250
                                                ---------
                                              $ 3,035,259
                                                =========

(10) Stockholders' Equity
     --------------------

     On May 27, 1994, the Company purchased 178,200 shares of its common stock held by an individual who was a beneficial owner (as defined by Securities and Exchange Commission regulations) of more than 5% of the Company's common stock for $1,425,600, the then prevailing market price on the American Stock Exchange.

     On January 10, 1994, the Company declared a cash dividend of $.25 per share to shareholders of record on January 26, 1994, which was paid on February 9, 1994. Retained earnings was charged $337,169 as a result of the cash dividend.

     The 1990 Stock Option Plan (1990 Plan) provides for the issuance of up to 125,000 shares of common stock to key employees including officers and directors who are employees. Options under the 1990 Plan, which expires on June 26, 2000, may be either incentive stock options (ISO) or options not qualified under the Internal Revenue Code. The purchase price of common stock under each option shall be determined by the Stock Option Committee of the Board of Directors; provided, however, that the stock purchase price pursuant to an ISO may not be less than the fair market value of the common stock subject to the option on the date that the option was granted, and may in no event be less than the par value of the stock. Options granted to date under the 1990 Plan were at the fair market value at the date of grant. The 1990 Plan permits option holders to pay the option exercise price with previously owned common stock of the Company or a combination of cash and common stock. During fiscal 1996 and 1995, 638 and 602 shares, respectively, of common stock held greater than six months was received as payment for the exercise price of options. If any employee to whom an ISO is granted owns common stock amounting to more than 10% of the total voting power of all classes of stock of the Company, the option exercise price must be at least 110% of the fair market value of common stock at the time the option is granted and the option must terminate no later than five years from the date the option is granted.

                                                               (Continued)

                         GENERAL MICROWAVE CORPORATION
                               AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


     A summary of stock option transactions follows:

                                                     1990 Plan
                                                 -----------------
                                               Number     Average price
                                              of shares     per share
                                              ---------     ---------

           Outstanding, February 28, 1993      36,500      $  5.615

           Granted                             24,000         6.375
           Exercised                          (23,250)        5.805
                                              -------         -----

           Outstanding, February 28, 1994      37,250         5.986

           Granted                             10,500         7.310
           Exercised                           (4,800)        5.646
                                              -------         -----

           Outstanding, February 28, 1995      42,950         6.347

           Granted                             16,000         6.789
           Exercised                           (3,200)        5.750
           Canceled                            (2,500)        7.500
                                              -------         -----

           Outstanding, February 29, 1996      53,250      $  6.462
                                              =======         =====

     The Company has an Employee Stock Purchase Plan which offers eligible employees options to purchase common stock of the Company at a purchase price of 85% of the lesser of the average market value of the common stock on the date of grant or on the exercise date. The exercise date is the last business day of the 25th month following the date of grant. Payment for the shares is made through payroll deductions over a two-year period. The maximum number of shares that may be issued under this Plan, as amended, is 83,075. As of February 29, 1996, no additional shares are available for issuance pursuant to the Plan.

                                                               (Continued)

                         GENERAL MICROWAVE CORPORATION
                               AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued



     A summary of employee stock purchase transactions follows:

                                               Number      Average price
                                              of shares      per share

       Outstanding, February 28, 1993          23,366       $  7.39

       Exercised                              (20,154)         7.39
       Canceled                                (3,212)         7.39
                                              -------          ----

       Outstanding, February 28, 1994               -             -

       Granted                                 15,899          7.44
       Canceled                                (2,616)         7.44
                                              -------          ----

       Outstanding, February 28, 1995          13,283          7.44

       Canceled                                (4,839)         7.44
                                              -------          ----

       Outstanding, February 29, 1996           8,444       $  7.44
                                              =======          ====

     On April 30, 1996, the remaining options to purchase shares pursuant to the Plan were exercised at $6.80 per share.

(11) Financial Instruments
     ---------------------

     FASB Statement No. 107, Disclosures about Fair Value of Financial
        Instruments, defines the fair value of a financial instrument as the amounts at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of all financial instruments classified as a current asset or current liability are deemed to approximate fair value because of the short maturity of these instruments. In the opinion of management, the carrying value of the Company's bank loan payable (note 9) approximates fair value as the interest rate is based on the current LIBOR rate and such rate is believed to approximate the rates that would be offered to GMIL for debt of the same remaining maturities.

                                                               (Continued)

                         GENERAL MICROWAVE CORPORATION
                               AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued



     It was not practicable to estimate the fair value of the Company's
        Industrial Development Revenue Bonds of $2,200,000 as of February
        29, 1996. The fair value of such bonds would be based upon the rates an Industrial Development Agency would charge the Company to finance the construction and/or equipping of a new manufacturing facility. Such rates are not readily determinable, without incurring excessive cost. However, because the carrying value of the bonds are based upon a rate that fluctuates with a U.S. Treasury rate, management is of the opinion that the difference between the carrying value and fair value would not be material.

(12) Business and Credit Concentrations
     ----------------------------------

     The Company's operations are in a single industry segment and involve the manufacture of various types of microwave, electronic and fiber optic equipment and components. The majority of the Company's business is defense related and consists of direct and indirect sales to the United States Government and foreign governments or to other companies that are manufacturing products for the defense industry.

    (a) Foreign and Domestic Operations and Export Sales
        ------------------------------------------------

     Net sales to customers by geographic area are the following:

       Sales by geographic area
                                        Year ended February 29 or 28,
                                        ------------------------------
                                        1996         1995         1994
                                        ----         ----         ----
       United States               $ 17,523,867   17,091,363   16,825,760
       Other Western Hemisphere         293,026      256,705      196,643
       Europe                         2,588,318    2,258,710    2,763,881
       Asia                           1,537,679    2,475,654    2,562,513
       Other                            393,298      227,561      323,139
                                     ----------   ----------   ----------

                                   $ 22,336,188   22,309,993   22,671,936
                                     ==========   ==========   ==========

                                                               (Continued)

                         GENERAL MICROWAVE CORPORATION
                               AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued



     Information concerning foreign and domestic operations for fiscal 1996, 1995 and 1994 is as follows:

       Sales to unaffiliated customers
                                             1996         1995         1994
                                             ----         ----         ----
     Net sales to unaffiliated customers:
        United States                   $ 19,844,286   20,308,430   19,995,343
        Israel                             3,732,718    3,166,642    3,147,633
     Transfers between geographic areas
        (eliminated in consolidation)     (1,240,816)  (1,165,079)    (471,040)
                                          ----------   ----------   ----------

                                        $ 22,336,188   22,309,993   22,671,936
                                          ==========   ==========   ==========

     Operating earnings (loss):
        United States                   $ (1,606,246)      (8,309)   1,847,422
        Israel                              (541,212)     (12,728)    (333,460)
                                          ----------   ----------   ----------

                                        $ (2,147,458)     (21,037)   1,513,962
                                          ==========   ==========   ==========

     Identifiable assets:
        United States                   $ 17,808,437   19,863,083   22,105,406
        Israel                             3,773,171    3,578,745    3,076,744
                                          ----------   ----------   ----------

                                        $ 21,581,608   23,441,828   25,182,150
                                          ==========   ==========   ==========

     In determining operating earnings (loss) for each geographic area, sales and purchases between areas have been accounted for on the basis of internal prices set by the Company. Identifiable assets are those tangible and intangible assets used in operations in each geographic area. Identifiable assets of the Israeli operations include trade accounts receivable from GMC of $116,464, $125,003 and $52,680 for the years ended February 29, 1996 and February 28, 1995 and 1994.

                                                               (Continued)

                         GENERAL MICROWAVE CORPORATION
                               AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued



    (b) Credit Concentrations
        ---------------------

     During fiscal 1996 one customer represented 8% of net sales of the Company. During fiscal 1995 and 1994, one customer represented 10% of net sales of the Company. In addition, the Company had seven and four customers with individual balances in excess of 5% of accounts receivable, which aggregated approximately $2,600,000 and $2,175,000, at February 29, 1996 and February 28, 1995, respectively.

     The Company grants credit to customers based upon analysis of their financial position and other factors. Consequently, an adverse change in those factors could affect the Company's estimate of its bad debts. The Company estimates an allowance for doubtful accounts based upon the creditworthiness of its customers as well as general economic conditions. As the majority of the Company's sales are made and credit is granted to the United States Government and customers in the defense industry, the Company considers the credit risks associated with its customers to be minimal.

(13) Employment Agreements
     ---------------------

     In connection with the acquisition of Math, one former principal stockholder received an employment contract which provides for a minimum annual salary and expires on August 8, 1996. Additionally, the Company has two three-year agreements not to compete and consulting agreements with its former president and one former officer, expiring on various dates through March 1, 1998. The minimum payments under all of the above agreements aggregate approximately $204,000 for fiscal 1997.

     The Company's employment agreements with three officers of GMCC specifying minimum annual salaries expired on March 28, 1995.

                                                               (Continued)

                         GENERAL MICROWAVE CORPORATION
                               AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


(14) Unaudited Quarterly Financial Information
     -----------------------------------------

     The following is a summary of quarterly operating results for fiscal 1996 and 1995 (in thousands, except per share amounts):

       Unaudited quarterly operating results
                                                      1996
                                    ----------------------------------------
                                     First     Second      Third     Fourth
                                    quarter    quarter    quarter    quarter
                                    -------    -------    -------    -------
       Net sales                  $  4,405      5,391      5,655      6,885
       Gross profit                  1,076      1,456        762      2,095
       Net earnings (loss)            (881)       (99)    (1,055)       258
       Earnings (loss) per share      (.74)      (.08)      (.88)       .22
                                     =====      =====      =====      =====

                                                      1995
                                    ----------------------------------------
                                     First     Second      Third     Fourth
                                    quarter    quarter    quarter    quarter
                                    -------    -------    -------    -------

       Net sales                  $  5,033      4,929      6,139      6,209
       Gross profit                  1,682      1,500      2,052      1,713
       Net earnings (loss)              54       (218)        39        299
       Earnings (loss) per share       .04       (.18)       .03        .25
                                     =====      =====      =====      =====

     Earnings per share calculations for each of the quarters are based on weighted average number of shares outstanding in each period, therefore, the sum of the quarters does not necessarily equal the years' earnings per share.

                                                               (End of Notes)


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                  PART III
                                  --------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
          ---------------------------------------------------

    Information relating to directors of the Registrant and compliance with
Section 16(a) of the Exchange Act will be contained in a definitive Proxy Statement involving the election of directors which the Registrant will file with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after the Company's fiscal year end and such information is incorporated herein by reference. Information relating to Executive Officers of the Registrant appears at page 9 of this Annual Report on Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION.
          -----------------------

    Information relating to executive compensation will be contained in the Proxy Statement referred to above in "Item 10. Directors and Executive Officers of the Registrant", and such information is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ---------------------------------------------------
          MANAGEMENT.
          -----------

    Information relating to security ownership of certain beneficial owners and management will be contained in the Proxy Statement referred to above in "Item 10. Directors and Executive Officers of the Registrant", and such information is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          -----------------------------------------------

    Information relating to certain relationships and related transactions will be contained in the Proxy Statement referred to above in "Item 10. Directors and Executive Officers of the Registrant", and such information is incorporated herein by reference.

                                  PART IV
                                  -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
          -----------------------------------------------------------------

     (a)   The following documents are filed as part of this report:

           1.  Financial Statements                            Page
                                                               ----

               .  Independent Auditors' Reports                 16

               .  Consolidated Balance Sheets - February
                  29, 1996 and February 28, 1995                18

               .  Consolidated Statements of Operations -
                  years ended February 29, 1996, February
                  28, 1995 and February 28, 1994                19

               .  Consolidated Statements of Stockholders'
                  Equity - years ended February 29, 1996,
                  February 28, 1995 and February 28, 1994       20

               .  Consolidated Statements of Cash Flows -
                  years ended February 29, 1996, February
                  28, 1995 and February 28, 1994                21

               .  Notes to Consolidated Financial Statements    22


           2.  Financial Statement Schedules

               The following consolidated financial statement
               schedule is filed as part of this report:

                                                               Page
                                                               ----

               II  -  Valuation and Qualifying Accounts         49



    Schedules other than those listed above are omitted because they are not applicable or the information required is included in the consolidated financial statements or the notes thereto.

           3.  Exhibits

               (a) See the exhibit index to this Annual Report on Form 10-K. The following exhibits on the Exhibit Index are filed with this Annual Report on Form 10-K.

           Exhibit No.
           -----------

           3(ii)     By-laws of General Microwave Corporation.
          10(a)(14)  Security Agreement dated as of January 16, 1996 between
                     General Microcircuits Corp. and Shawmut Bank N.A.

          10(a)(15)  Security Agreement dated as of January 16, 1996 between
                     Math Associates, Inc. and Shawmut Bank N.A.

          10(a)(16)  Security Agreement dated as of January 16, 1996 between
                     General Microcircuits Corp. and Natwest Bank N.A.

          10(a)(17)  Security Agreement dated as of January 16, 1996 between
                     Math Associates, Inc. and Natwest Bank N.A.

          10(a)(18)  Guarantee of General Microcircuits Corp. dated January
                     16, 1996 to Shawmut Bank N.A.

          10(a)(19)  Guarantee of Math Associates, Inc. dated January 16, 1996 to Shawmut Bank N.A.

          10(a)(20)  Guarantee of General Microcircuits Corp. dated January
                     16, 1996 to Natwest Bank N.A.

          10(a)(21)  Guarantee of Math Associates, Inc. dated January 16, 1996 to Natwest Bank N.A.

          10(a)(22)  Cash Collateral Agreement dated as of January 16, 1996 between General Microwave Corporation and NatWest Bank N.A.

          10(a)(23)  Amendment and Waiver of Reimbursement Agreement dated
                     January 16, 1996 between Natwest Bank N.A. and General Microwave Corporation.

          10(d)      Executive Incentive Bonus Plan adopted May 28, 1996.

          22         Subsidiaries of the Registrant.
          23         Independent Auditors' Consents.
          27         Financial Data Schedule (filed with electronically filed
                     copy only)

               (b)   Reports on Form 8-K

                     None.

               (c) The following management contracts or compensatory plans, contracts or arrangements are filed with or incorporated by reference in this Annual Report on Form 10-K.

           Exhibit No.
           -----------

          10(c) 1990 Stock Option Plan - Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended February 28, 1995, filed May 26, 1995.

          10(d) General Microwave Corporation Executive Incentive Bonus Plan adopted May 28, 1996.

          10(e)(1) Consulting Agreement dated as of March 1, 1995 between General Microwave Corporation and Sherman A. Rinkel - Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended February 28, 1995, filed May 26, 1995.

          10(e)(2) Noncompetition Agreement dated as of March 1, 1995 between General Microwave Corporation and Sherman A. Rinkel - Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended February 28, 1995, filed May 26, 1995.

          10(f)(1) Consulting Agreement dated as of December 1, 1994 between General Microwave Corporation and Bernard Grand - Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended February 28, 1995, filed May 26, 1995.

          10(f)(2) Noncompetition Agreement dated as of December 1, 1994 between General Microwave Corporation and Bernard Grand - Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended February 28, 1995, filed May 26, 1995.


                                 SIGNATURES
                                 ----------

          Pursuant to the requirements of Section 13 or 15(d) of the Securi-ties Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             GENERAL MICROWAVE CORPORATION


                                             By:s/ MITCHELL TUCKMAN
                                                ---------------------------
                                                Mitchell Tuckman, President
                                                and Chief Executive Officer

                                             Date:  May 28, 1996

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

    Signatures                      Title                           Date
    ----------                      -----                           ----

By:s/ MITCHELL TUCKMAN          President, Chief Executive      May 28, 1996
   -----------------------      Officer and Director (Prin-
   Mitchell Tuckman             cipal Executive Officer)


By:s/ ARNOLD H. LEVINE          Vice President-Finance,         May 28, 1996
   -----------------------      Treasurer and Chief Financial
   Arnold H. Levine             Officer (Principal Financial
                                and Accounting Officer)

By:s/ FREDERICK ZISSU           Director                        May 28, 1996
   -----------------------
   Frederick Zissu


By:s/ SHERMAN A. RINKEL         Director                        May 28, 1996
   -----------------------
   Sherman A. Rinkel


By:s/ MOE WIND                  Director                        May 28, 1996
   -----------------------
   Moe Wind


By:s/ WINTON CHARLOP            Director                        May 28, 1996
   -----------------------
   Winton Charlop


By:s/ STANLEY SIMON             Director                        May 28, 1996
   -----------------------
   Stanley Simon


By:s/ EDMOND D. FRANCO          Director                        May 28, 1996
   -----------------------
   Edmond D. Franco


By:s/ MICHAEL I. STOLZAR        Director                        May 28, 1996
   -----------------------
   Michael I. Stolzar

                                                                 Schedule II

                         GENERAL MICROWAVE CORPORATION
                               AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                   THREE YEAR PERIOD ENDED FEBRUARY 29, 1996


    INVENTORY
    ---------
                                      Additions
                                      ----------
                        Balance at    charged to                 Balance at
                        beginning     costs and                  end of
    Year Ended          of period     expenses     Deductions    period
    ----------          ----------    ---------    ----------    ----------

    Inventory
    February 29, 1996   $ 1,154,000    755,000      612,000       1,297,000

    Inventory
    February 29, 1995   $   455,000    699,000        ---         1,154,000

    Inventory
    February 29, 1994   $   354,000    101,000        ---           455,000



    ACCOUNTS RECEIVABLE
    -------------------
                                      Additions
                                      ----------
                        Balance at    charged to                 Balance at
                        beginning     costs and       (1)        end of
    Year Ended          of period     expenses     Deductions    period
    ----------          ----------    ---------    ----------    ----------

    Accounts
    Receivable
    February 29, 1996   $    90,000      ---         39,300          50,700

    Accounts
    Receivable
    February 29, 1995   $   171,000      ---         81,000          90,000

    Accounts
    Receivable
    February 29, 1994   $   120,000     77,000       26,000         171,000


    (1) Represents accounts written off in fiscal 1994 and reduction in required allowance for doubtful accounts in fiscal 1995 and 1996.

                                 EXHIBIT INDEX
                                 -------------
                                                             Page Number
                                                             in Sequential
                                                             Numbering
Exhibit No.                                                  -------------
- -----------

    3(i)(a)      Certificate of Incorporation of General            *
                 Microwave Corporation dated June 13, 1960 -
                 Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended
                 February 28, 1995, filed May 26, 1995.

    3(i)(b)      Certificate of Amendment of Certificate of         *
                 Incorporation of General Microwave Corpora-tion dated December 21, 1961 - Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended February 28, 1995, filed May 26, 1995.

    3(i)(c)      Certificate of Change of General Microwave         *
                 Corporation dated September 24, 1981 -
                 Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended
                 February 28, 1995, filed May 26, 1995.

    3(i)(d)      Certificate of Amendment of Certificate of         *
                 of Incorporation of General Microwave Cor-poration dated June 25, 1985 - Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended February 28, 1995, filed May 26, 1995.

    3(i)(e)      Certificate of Change of General Microwave         *
                 Corporation dated June 24, 1986 - Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended February 28, 1995, filed May 26, 1995.

    3(i)(f)      Certificate of Amendment of Certificate            *
                 of Incorporation of General Microwave
                 Corporation dated June 28, 1988 - Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended February 28, 1995, filed May 26, 1995.

    3(ii)        By-laws of General Microwave Corporation.          55

    4            Not applicable.

    9            Not applicable.



_________
*  Incorporated by reference

   10(a)(1)      Indenture of Mortgage and Trust dated as of        *
                 October 1, 1984 by and between Town of Baby-lon Industrial Development Agency and National
                 Westminster Bank USA, as Trustee - Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended February 28, 1995, filed May 26, 1995.

   10(a)(2)      Lease Agreement dated as of October 1, 1984        *
                 by and between Town of Babylon Industrial
                 Development Agency and General Microwave
                 Corporation - Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended February 28, 1995, filed May 26,
                 1995.

   10(a)(3)      Lease Modification Agreement dated as of           *
                 April 1, 1986 between Town of Babylon
                 Industrial Development Agency and General
                 Microwave Corporation - Incorporated by
                 reference to Annual Report on Form 10-K for the fiscal year ended February 28, 1995, filed May 26, 1995.

   10(a)(4)      Reimbursement Agreement dated as of October        *
                 1, 1984 between General Microwave Corporation and National Westminster Bank USA, as Letter of Credit Issuer - Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended February 28, 1995, filed May 26,
                 1995.

   10(a)(5)      Guaranty dated as of October 1, 1984 of            *
                 General Microwave Corporation to National
                 Westminster Bank USA, as Trustee - Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended February 28, 1995, filed May 26, 1995.

   10(a)(6)      Remarketing Agreement dated as of April            *
                 2, 1990 among Citicorp Securities Markets,
                 Inc., General Microwave Corporation and
                 Town of Babylon Industrial Development
                 Agency - Incorporated by reference to Annual
                 Report on Form 10-K for the fiscal year
                 ended February 28, 1995, filed May 26, 1995.





_________
*  Incorporated by reference

   10(a)(7)      Second Mortgage dated as of October 1, 1984        *
                 from the Town of Babylon Industrial Develop-ment Agency to National Westminster Bank USA, as Letter of Credit Issuer - Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended February 28, 1995, filed May 26, 1995.

   10(a)(8)      Second Pledge and Assignment dated as of           *
                 October 1, 1984 from the Town of Babylon
                 Industrial Development Agency to National
                 Westminster Bank USA, as Letter of Credit
                 Issuer - Incorporated by reference to Annual
                 Report on Form 10-K for the fiscal year
                 ended February 28, 1995, filed May 26, 1995.

   10(a)(9)      Assignment of Mortgage and Pledge and assign-      *
                 ment dated as of October 1, 1984 from National
                 Westminster Bank USA, as Letter of Credit
                 Issuer, to National Westminster Bank USA, as Trustee - Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended February 28, 1995, filed May 26, 1995.

   10(a)(10)     Acknowledgment and Acceptance dated as of          *
                 September 26, 1990 among National Westminster
                 Bank USA, The Connecticut National Bank, Town of Babylon Industrial Development Agency and
                 General Microwave Corporation - Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended February 28, 1995, filed May 26, 1995.

   10(a)(11)     Security Agreement dated as of July 20, 1995       *
                 between General Microwave Corporation and
                 Shawmut Bank N.A., as Trustee - Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 2, 1995, filed October 16, 1995.

   10(a)(12)     Security Agreement dated as of July 20, 1995       *
                 between General Microwave Corporation and
                 Natwest Bank N.A. - Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 2, 1995, filed
                 October 16, 1995.

   10(a)(13)     Amendment and Waiver of Reimbursement Agree-       *
                 ment dated July 17, 1995 between Natwest Bank,
                 N.A. and General Microwave Corporation -
                 Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September
                 2, 1995, filed October 16, 1995.

_________
*  Incorporated by reference

   10(a)(14)     Security Agreement dated as of January 16,         72
                 1996 between General Microcircuits Corp. and
                 Shawmut Bank N.A.

   10(a)(15)     Security Agreement dated as of January 16,         80
                 1996 between Math Associates, Inc. and
                 Shawmut Bank N.A.

   10(a)(16)     Security Agreement dated as of January 16,         88
                 1996 between General Microcircuits Corp. and
                 Natwest Bank N.A.

   10(a)(17)     Security Agreement dated as of January 16,         95
                 1996 between Math Associates, Inc. and
                 Natwest Bank N.A.

   10(a)(18)     Guarantee of General Microcircuits Corp.           102
                 dated January 16, 1996 to Shawmut Bank N.A.

   10(a)(19)     Guarantee of Math Associates, Inc. dated           113
                 January 16, 1996 to Shawmut Bank N.A.

   10(a)(20)     Guarantee of General Microcircuits Corp.           123
                 dated January 16, 1996 to Natwest Bank N.A.

   10(a)(21)     Guarantee of Math Associates, Inc. dated           134
                 January 16, 1996 to Natwest Bank N.A.

   10(a)(22)     Cash Collateral Agreement dated as of              145
                 January 16, 1996 between General Microwave
                 Corporation and NatWest Bank N.A.

   10(a)(23)     Amendment and Waiver of Reimbursement Agree-       146
                 ment dated January 16, 1996 between Natwest
                 Bank N.A. and General Microwave Corporation.

   10(c)         1990 Stock Option Plan - Incorporated by           *
                 reference to Annual Report on Form 10-K
                 for the fiscal year ended February 28, 1995, filed May 26, 1995.

   10(d)         General Microwave Corporation Executive            147
                 Incentive Bonus Plan adopted May 28, 1996.

   10(e)(1)      Consulting Agreement dated as of March 1,          *
                 1995 between General Microwave Corporation and Sherman A. Rinkel - Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended February 28, 1995, filed May 26, 1995.


_________
*  Incorporated by reference

   10(e)(2)      Noncompetition Agreement dated as of March         *
                 1, 1995 between General Microwave Corpora-tion and Sherman A. Rinkel - Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended February 28, 1995, filed May 26, 1995.

   10(f)(1)      Consulting Agreement dated as of December          *
                 1, 1994 between General Microwave Corpora-tion and Bernard Grand - Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended February 28, 1995, filed May 26, 1995.

   10(f)(2)      Noncompetition Agreement dated as of December      *
                 1, 1994 between General Microwave Corporation and Bernard Grand - Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended February 28, 1995, filed May 26, 1995.

   11            Not applicable.

   12            Not applicable.

   13            Not applicable.

   16            Not applicable.

   18            Not applicable.

   19            Not applicable.

   22            Subsidiaries of the Registrant.                    148

   23            Independent Auditors' Consents.                    149

   24            Not applicable.

   25            Not applicable.

   27            Financial Data Schedule (filed with                150
                 electronically filed copy only)

   28            Not applicable.

   99            Not applicable.






_________
*  Incorporated by reference

                          Exhibit 3(ii)              EFF. 2/14/96
                          -------------

                             BY-LAWS
                             -------

                  GENERAL MICROWAVE CORPORATION
                  -----------------------------

                            ARTICLE I

                         Office and Seal
                         ----------------

          Section 1.     The principal office of the corporation
          ----------
in the State of New York shall be located in the Town of Babylon,

County of Suffolk and State of New York.  The corporation may also have offices at such other places, within or without the State of

New York, as the Board of Directors from time to time may appoint or the business of the corporation may require.

          Section 2.     The corporate seal of the corporation
          ----------
shall be circular in form and shall have inscribed thereon, around the inner circumference thereof, the name of the corporation and inside the circle the words "Corporate Seal 1960 New York."



                            ARTICLE II

                           Stockholders
                           ------------

          Section 1.     All meetings of the stockholders shall be
          ----------
held at the office of the corporation in the City and State of New

York, or at such other place within the said State as shall be specified in the notice of call thereof.

          Section 2.     The Annual Meeting of Stockholders for the
          ----------
election of directors and the transaction of other business shall be held on the fourth Tuesday in June of each year at 5:00 p.m. at a place fixed by the Board of Directors.  At their discretion, the

Board of Directors may substitute any other date, time or place for the annual meeting.

          Section 3.     Special meetings of the stockholders, for
          ----------
any purpose or purposes, unless otherwise prescribed by statute,

may be called at any time by the president or any vice-president and shall be called by the president, vice-president or secretary at the request in writing or by vote of a majority of the Board of

Directors.

          Section 4.     The holders of a majority of the shares of
          ----------
the capital stock of the corporation issued and outstanding and entitled to vote thereat, present in person or represented by proxy, shall be requisite for and shall constitute a quorum for the transaction of business at all meetings of the stockholders, except as is otherwise provided by law.

          Section 5.     At all meetings of the stockholders every
          ----------
stockholder having the right to vote shall be entitled to vote in person or by proxy appointed by an instrument in writing subscribed by such stockholder.  Each stockholder shall be entitled to one vote for each share of stock having voting power registered in his name upon the books of the corporation.

          Section 6.     Notice of any meeting of stockholders
          ----------
shall be in writing signed by the president or vice-president or the secretary or an assistant secretary.  Such notice shall state the purpose or purposes for which the meeting is called and shall state the time when and the place within the State where it is to be held, and a copy of such notice shall be served either

personally or by mail, upon each stockholder of record entitled to vote at such meeting not less than ten days nor more than forty days before the meeting.  If mailed, it shall be directed to each stockholder at his address as it appears upon the stock book of the corporation, unless he shall have filed with the Secretary of the corporation a written request that notices intended for him be mailed to some other address, in which case it shall be mailed to the address designated in such request.

          Section 7.     The Board of Directors may fix a day not more
          ----------
than fifty days prior to the date of the holding of any meeting of stockholders as the day as of which stockholders entitled to notice of, and to vote at, such meeting shall be determined, and all persons who are holders of record of voting stock on such day, and no others,

shall be entitled to notice of and to vote at, such meeting.

                           ARTICLE III

                            Directors
                            ---------

          Section 1.     The property and affairs of the Corporation
          ----------
shall be managed and controlled by its Board of Directors who shall be elected by the stockholders at the annual meeting, or at a special meeting called for such purpose as provided by law and each of whom shall hold office until the next annual election or until his successor shall be duly elected and qualified, unless sooner displaced pursuant to law or these by-laws.  Each director need not be a stockholder of the corporation. Following the adoption of these by-laws, the number of directors shall be eight.  Such number of directors may be altered from time to time within the maximum limits prescribed in the certificate of incorporation by amendment of these by-laws as hereinafter provided.

          Section 2.     The Board of Directors of the Corporation
          ----------
shall consist of seven (7) directors.

          Section 3.     Newly elected directors may hold their
          ----------
first meeting for the purpose of organization and the transaction of business, if a quorum be present, immediately after the annual meeting of the stockholders; or the time and place of such meeting may be fixed by notice in writing to all the directors.

          Section 4.     Regular meeting of the directors may be
          ----------
held without notice at such places and times as shall be determined from time to time by resolution of the Board.

          Section 5.     Special meetings of the Board of Directors
          ----------
may be called at any time by the president and shall be called by the president or the secretary at the written request of any two directors, on notice to each director mailed at least three days,

or telegraphed or delivered personally at least one day, before the meeting.

          Section 6.     At all meetings of the Board a majority of
          ----------
the directors shall be necessary and sufficient to constitute a quorum for the transaction of business, and the act of a majority of the directors present at any meeting at which there is a quorum shall be the act of the Board of Directors, except as may be otherwise provided by statute or by these by-laws.

          Section 7.      Except where it is required by statute,
          ----------
the certification of incorporation or these by-laws, that action shall be taken by the stockholders of the corporation, all

corporate powers shall be exercised by the Board of Directors.

Subject to the provisions of statute, the certificate of

incorporation, and these by-laws, the Board of Directors shall have absolute and entire management of the business of the corporation of every kind, nature and description, and may exercise all such powers and do all such acts or things as may be exercised or done by the corporation.  It may from time to time, so far as is

permitted by law, delegate the exercise and doing thereof or of any one or more of such powers, acts or things to any executive or other committee, officers or other person or persons as it may deem proper.

          Section 8.     Any one or more members of the Board of
          ----------
Directors or any committee thereof may participate in a meeting of the Board or committee by means of a conference telephone or similar communications equipment allowing all persons participating in the meeting to hear each other at the same time.  Participation by such means shall constitute presence in person at a meeting.



                            ARTICLE IV

                             Officers
                             --------

          Section 1.     The officers of the corporation shall be
          ----------
a president, a vice-president, a secretary and a treasurer.  Such officers shall be elected by the directors annually at the first meeting of the Board following the annual meeting of stockholders at which a quorum is present and each shall hold office for one year or until such successor is elected and has qualified, subject to the provisions of these by-laws.

          Section 2.     The Board of Directors may from time to
          ----------
time appoint, and similarly remove, one or more additional vice presidents and such assistant or subordinate officers and agents as it may deem desirable, with such titles and with such powers and duties as the Board may by resolution from time to time declare.

          Section 3.     One person may hold more than one office.
          ----------

          Section 4.     Any officer may be removed, with or
          ----------
without cause, at any regular or special meeting of the Board by vote of a majority of the entire membership of the Board.

                             ARTICLE V

                      Duties of the Officers
                      ----------------------

          Section 1.     The president shall have general and
          ----------
active management of the business of the corporation, shall see that all orders and resolutions of the Board are carried into effect, shall execute all contracts and agreements authorized by the Board, shall be subject to the approval of the directors,

appoint and discharge employees and agents of the company and fix their compensation, and shall generally do and perform all acts incident to the office of president.


          Section 2.     The vice-president shall be vested with
          ----------
all powers and shall perform all the duties of the president during his absence or inability to act, and whenever the office of

president shall be vacant, unless or until the directors shall otherwise determine, he shall have such other duties as shall be prescribed by the directors.  If there is more than one vice-president,

then the duties of the vice-president shall be deemed to apply to the first vice-president, and if he is absent or unable to act, then to the second vice-president, and so on in order.

          Section 3.     The secretary shall attend all meetings of the
          ----------
directors and stockholders when so requested and act as clerk thereof and record all votes and minutes of all proceedings in a book to be kept for that purpose.  He shall perform like duties for all committees when required.  He shall give or cause to be given, notice of all meetings of stockholders and directors and all other notices required by law or by these by-laws, and in case of his absence or refusal or neglect so to do,

any such notice may be given by any person thereunto directed by the president or by the directors or stockholders upon whose request the meeting is called, as provided in these by-laws.

          Section 4.     The treasurer shall have the custody of
          ----------
all funds, securities, evidences of indebtedness and other valuable documents of the corporation, and shall deposit the same in the name and to the credit of the corporation in such depositaries as may from time to time be designated by the Board of Directors; he shall receive and give, or cause to be given, receipts and

acquittances for moneys paid in on account of the corporation and shall pay out of the funds on hand all just debts of the

corporation of whatever nature upon maturity of the same; he shall enter or cause to be entered in the books of the corporation to be kept for that purpose full and accurate accounts of all moneys received and paid out on account of the corporation, and whenever required by the president or the directors, he shall keep or cause to be kept such other books as will show a true record of the expenses, losses, gains, assets and liabilities of the corporation;

he shall, unless otherwise determined by the directors, have charge of the original stock books, transfer books and stock ledgers and act as transfer agent in respect of the stock and securities of the corporation; and he shall perform all of the other duties incident to the office of treasurer and such other duties as may from time to time be prescribed by the Board of Directors.

          Section 5.     In case of the absence or inability to act
          ----------
of any officer of the corporation, the Board of Directors may delegate the power or duties of such officer to any other officer or to any director or other person for the time being.

                            ARTICLE VI

              Resignations and Filling of Vacancies
              -------------------------------------

          Section 1.     Any director, member of any committee or
          ----------
officer may resign at any time.  Such resignation shall be made in writing and shall take effect at the time specified therein, and if no time be specified, at the time of its receipt by the president or secretary.  The acceptance of a resignation shall not be

necessary to make it effective.

          Section 2.     If the position or office of any director,
          ----------
member of any committee, or officer becomes vacant, the directors in office may appoint any qualified person to fill such vacancy,

who shall hold office for the unexpired term and until his

successor shall be duly  chosen, provided, however, that in case of a vacancy in the Board of Directors, the stockholder may elect any qualified person to fill such vacancy, and the person so elected shall ipso facto take the place of the persons appointed by the board of directors.


                            ARTICLE VII

                 Stock Certificates and Transfers
                 --------------------------------

          Section 1.     The stock certificates of the corporation
          ----------
shall be signed by the president or a vice-president and by the secretary or the treasurer, and shall be sealed with the corporate seal of the corporation.  All transfers of stock shall be made upon the books of the corporation by the holders of the shares in person,

or by their legal representatives.  Certificates of stock shall be surrendered and cancelled at the time of transfer.  The board of directors may appoint such registration or transfer agents of the stock of the corporation as it may deem proper.

          Section 2.     The Board of Directors may, in its
          ----------
discretion, order the transfer books of the corporation closed for not more than fifty days preceding the date set for the payment of any dividend or dividends, or the date set for any stockholders'

meeting, or, in lieu of closing the transfer books, the Board of

Directors may, in its discretion, fix a day not more than fifty days preceding the date set for the payment of any dividend or dividends,

or the date set for any stockholders' meeting, as the day as of which stockholders entitled to notice of and to vote at any such meeting shall be determined, and all persons who are holders of record of such stock on such day, and no others, shall be entitled to participate in such dividend or dividends, or shall be entitled to notice of or to vote at such meeting.

          Section 3.     The corporation shall be entitled to treat the
          ----------
holder of record of any share or shares of stock as the holder in fact thereof, and accordingly shall not be bound to recognize any equitable or other claim to or interest in such shares on the part of any other person,

whether or not it shall have express or other notice thereof, save as expressly provided by the laws of the State of New York.


                           ARTICLE VIII

                     Miscellaneous Provisions
                     ------------------------

          Section 1.     The fiscal year of the corporation shall be
          ----------
from March 1st to the following February 28th.

          Section 2.     All checks, drafts, or other orders for the
          ----------
payment of money, notes or other evidences of indebtedness issued in the name of the corporation shall be signed by such officer or officers,

agent or agents of the corporation and in such other manner as shall from time to time be determined by resolution of the Board of Directors.

          Section 3.     Whenever under the provisions of statute, of
          ----------
the certificate of incorporation or of these by-laws, notice is required to be given to any director, officer or stockholder, it shall be construed to mean personal notice, unless so stated, but such notice may, unless otherwise expressly provided, be given in writing by depositing the same in any United States post office or letter box, in a first class, postpaid sealed wrapper, properly addressed, or by delivering the same to a telegraph company for transmission by wire, the cost thereof being prepaid, addressed to such director, officer or stockholder, as the case may be, at his last known post office address.  The time when any notice shall be so mailed, or shall be so delivered to a telegraph company, shall be deemed to be the time of the giving of such notice.  Any stockholder, director or officer of the corporation may at any time, either before or after the event, waive in writing any notice required to be given under the provisions of any statute,

or of the certificate of incorporation or of these by-laws, so far as is permitted by law.  Stockholders not entitled to vote shall not be entitled to receive notice of any meeting unless otherwise provided by statute.

          Section 4.     The term Capital Stock, within the meaning of
          ----------
these By-laws, shall be deemed to refer to the total of Common Stock and

Preferred Stock.  The term stockholders, within the meaning of these

By-laws, shall refer to the holders of both Common Stock and Preferred Stock.


                            ARTICLE IX

                            Amendments
                            ----------

          Section 1.     The stockholders, by the affirmative vote
          ----------
of holders of a majority of the stock issued and outstanding, or the board of directors, by the affirmative vote of a majority of the directors, may at any meeting, alter, repeal or amend any of these by-laws or enact new by-laws.

                             ARTICLE X

                          Indemnification
                          ---------------

          Section 1.     To the extent permitted by law, the
          ----------
corporation shall indemnify any person made, or, threatened to be made, a party to an action by or in the right of the corporation to procure a judgment in its favor, by reason of the fact that he, his testator or intestate, is or was a director or officer of the corporation, or is or was serving at the request of the corporation as a director or officer of any other corporation of any type or kind,

domestic or foreign, of any partnership, joint venture, trust, employee benefit plan or other enterprise against amounts paid in settlement and reasonable expenses, including attorneys' fees, actually and necessarily incurred by him in connection with the defense or settlement of such action, or in connection with an appeal therein, if such director or officer acted in good faith, for a purpose which he reasonably believed to be in, or, in the case of service for any other corporation or any partnership, joint venture, trust, employee benefit plan or other enterprise, not opposed to, the best interests of the corporation, except that no indemnification under this Section shall be made in respect of

(a) a threatened action or a pending action which is settled or otherwise disposed of, or (b) any claim, issue or matter as to which such person shall have been adjudged to be liable to the corporation, unless and only to the extent that the court in which the action was brought, or, if no action was brought, any court of competent jurisdiction, determines upon application that, in view of all the circumstances of the case, the person is fairly and reasonably entitled to indemnity for such portion of the settlement amount and expenses as the court deems proper.

          Section 2.     (a)  To the extent permitted by law, the
          ----------
corporation shall indemnify any person made, or threatened to be made, a party to an action or proceeding (other than one by or in the right of the corporation to procure a judgment in its favor),

whether civil or criminal, including an action by or in the right of any other corporation of any type or kind, domestic or foreign, or any partnership, joint venture, trust, employee benefit plan or other enterprise, which any director or officer of the corporation served in any capacity at the request of the corporation, by reason of the fact that he, his testator or intestate, was a director or officer of the corporation, or served such other corporation partnership, joint venture, trust, employee benefit plan or other enterprise in any capacity, against judgments, fines, amounts paid in settlement and reasonable expenses including attorneys' fees,

actually and necessarily incurred as a result of such action or proceeding, or any appeal therein, if such director or officer acted, in good faith, for a purpose which he reasonably believed to be in, or, in the case of service for any other corporation or any partnership, joint venture, trust, employee benefit plan or other enterprise, not opposed to, the best interests of the corporation and, in criminal actions or proceedings, in addition, had no reasonable cause to believe that his conduct was unlawful.

                    (b)  The termination of any such civil or

criminal action or proceeding by judgment, settlement, conviction or upon a plea of nolo contendere, or its equivalent, shall not in itself create a presumption that any such director or officer did not act, in good faith, for a purpose which he reasonably believed to be in, or, in the case of service for any other corporation or any partnership, joint venture, trust, employee benefit plan or other enterprise, not opposed to, the best interests of the

corporation or that he had reasonable cause to believe that his conduct was unlawful.

          Section 3.     For the purpose of this Article, the
          ----------
corporation shall be deemed to have requested a person to serve an employee benefit plan where the performance by such person of his duties to the corporation also imposes duties on, or otherwise involves services by, such person to the plan or participants or beneficiaries of the plan; excise taxes assessed on a person with respect to an employee benefit plan pursuant to applicable law shall be considered fines; and action taken or omitted by a person with respect to an employee benefit plan in the performance of such person's duties for a purpose reasonably believed by such person to be in the interest of the participants and beneficiaries of the plan shall be deemed to be for a purpose which is not opposed to the best interests of the corporation.

          Section 4.     A person who has been successful, on the
          ----------
merits or otherwise, in the defense of a civil or criminal action or proceeding of the character described in Section 1 or 2 shall be entitled to indemnification as authorized in such Sections.

          Section 5.     Except as provided by Section 4, any
          ----------
indemnification under Sections 1, 2 and/or 3 or otherwise permitted by Sections 6 and 9, unless ordered by a court, shall be made by the corporation, only if authorized in the specific case:

               (a)  By the Board of Directors of the corporation

acting by a quorum consisting of directors who are not parties to such action or proceeding upon a finding that the director or officer has met the standard of conduct set forth in Section 1, 2 and/or 3 or established pursuant to Section 4, as the case may be,

or

               (b)  If a quorum under subsection (a) is not obtain-

able or, even if obtainable, a quorum of disinterested directors so directs,

                    (1)  By the Board upon the opinion in writing of

          independent legal counsel that indemnification is proper

          in the circumstances because the applicable standard of

          conduct set forth in such sections has been met by such

          director or officer, or

                    (2)  By the stockholders upon a finding that the

          director or officer has met the applicable standard of

          conduct set forth in such sections.

          Section 6.     Expenses incurred in defending a civil or
          ----------
criminal action or proceeding may be paid by the corporation in advance of the final disposition of such action or proceeding upon receipt of an undertaking by or on behalf of such director or officer to repay such amount as, and to the extent, required by

Section 7.

          Section 7.     All expenses incurred in defending a civil
          ----------
or criminal action or proceeding which are advanced by the

corporation in accordance with Section 6 shall be repaid in case the person receiving such advancement or allowance is ultimately found under the procedure set forth in this Article or by law not to be entitled to indemnification or, where indemnification is granted, to the extent the expenses so advanced by the corporation exceed the indemnification to which he is entitled.

          Section 8.     No indemnification, advancement or
          ----------
allowance shall be made under this Article in any circumstance where it appears:

               (a)  That the indemnification would be inconsistent

with the law of the jurisdiction of incorporation of a foreign corporation which prohibits or otherwise limits such indemnification

               (b)  That the indemnification would be inconsistent

with a provision of the certificate of incorporation of the corporation,

these by-laws, a resolution of the Board of Directors of the corporation or of the stockholders, an agreement or other proper corporate action, in effect at the time of the accrual of the alleged cause of action asserted in threatened or pending action or proceeding in which the expenses were incurred or other amounts were paid, which prohibits or otherwise limits indemnification; or

               (c)  If there has been a settlement approved by the

court, that the indemnification would be inconsistent with any condition with respect to indemnification expressly imposed by the court in approving the settlement.

          Section 9.     The indemnification and advancement of
          ----------
expenses granted pursuant to, or provided by, this Article shall not be deemed exclusive of any other rights to which a director or officer seeking indemnification or advancement of expenses may be entitled, whether contained in the certificate of incorporation of the corporation or these by-laws, or, when authorized by the certificate of incorporation of the corporation or these by-laws,

(a) a resolution of stockholders, (b) a resolution of directors, or

(c) an agreement providing for such indemnification, provided that no indemnification may be made to or on behalf of any director or officer if a judgment or other final adjudication adverse to the director or officer establishes that his acts were committed in bad faith or were the result of active and deliberate dishonesty and were material to the cause of action so adjudicated, or that he personally gained in fact a financial profit or other advantage to which he was not legally entitled.  Nothing contained in this

Article shall affect any rights to indemnification to which

corporate personnel other than directors and officers may be entitled by contract or otherwise under law.

                          Exhibit 10(a)(14)
                          -----------------

               CONTINUING GENERAL SECURITY AGREEMENT
               -------------------------------------

          THIS SECURITY AGREEMENT, dated as of January 16, 1996 between GENERAL MICROCIRCUITS CORP. (the "Debtor") and SHAWMUT BANK N.A., as Trustee, a national banking association duly organized and existing under the laws of the United States of America (the
"Trustee"):

               WHEREAS, at the request of General Microwave Corporation (the "Company"), the Town of Babylon Industrial Development Agency
(the "Issuer") issued $6,000,000 in the aggregate principal amount of 1984 Variable Rate 7-Day Demand Industrial Development Revenue Bonds (General Microwave Corporation Facility) (the "Bonds) in order to finance the costs of acquisition, construction and equipping of an industrial development facility, together with machinery and equipment to be used therein or in connection therewith, to be located in the Town of Babylon, Suffolk County, New York (the "Facility"); and

               WHEREAS, pursuant to the Indenture of Mortgage and Trust dated as of October 1, 1984 (the "Indenture") between the Issuer and NatWest Bank N.A. (formerly National Westminster Bank
USA) ("NatWest") NatWest was appointed Trustee for the holder of the Bonds; and

               WHEREAS, Shawmut Bank N.A. has succeeded NatWest as such Trustee and is now the successor Trustee for the holders of the Bonds under the Indenture; and

               WHEREAS, pursuant to the Reimbursement Agreement dated as of October 1, 1984 between the Company and NatWest (the "Reimbursement Agreement"), NatWest issued, for the account of the Company, its irrevocable, transferable letter of credit (the "Letter of Credit") in the amount of $6,595,890.41 to support payment when due of the principal of, premium, if any, and interest not in excess of seven months on the Bonds; and

               WHEREAS, the Letter of Credit remains outstanding in favor of the Trustee and the unpaid principal amount of the Bonds as of January 1, 1996 is $2,376,589.05 and the Company and the Debtor has therefore agreed that in addition to the collateral described in
Section 3 of the Reimbursement Agreement (being the same collateral described in the Granting Clauses of the Indenture), it will further secure its obligations to NatWest arising under the Reimbursement Agreement and its obligations to the Trustee, as Trustee, by granting to the Bank and to the Trustee guaranties of the obligations of the Company to the Bank and to the Trustee (individually, a "Guaranty") to be secured by a security interest in all of its present and future accounts receivable upon the terms and conditions hereinafter set forth.

               NOW THEREFORE, in consideration of the foregoing, and for other good and valuable consideration the receipt of which is hereby acknowledged by the Debtor, it is hereby agreed as follows:

               1. As security for the due and punctual payment of any and all of the present and future Obligations of the Debtor (as defined in Section 2 below), the Debtor hereby grants to the Trustee a continuing security interest in (a) all of the Collateral (as defined in Section 3 below), whether now or hereafter existing or acquired, and (b) all present and future products and proceeds of the Collateral.

               2. As used herein, the term "Obligations" means all liabilities of the Debtor for the payment of all amounts owing on its Guaranty issued for the benefit of the Trustee.

               3. As used herein, the term "Collateral" means the property described below in this Section 3:

          Accounts and Chattel Paper. All of the Debtor's present and future rights to the payment of money arising out of the sale
(or lease) of goods or services including, but not limited to, accounts, general intangible and chattel paper (hereinafter collectively referred to in the plural as "Accounts" and in the singular as "Account"), all proceeds thereof and all liens, securities, guarantees, remedies, and privileges pertaining thereto, together with all rights and liens of the Debtor in and to such goods, including returned or repossessed goods, and all rights and property of any kind forming the subject matter of any of the Accounts, including the right of stoppage in transit.

               4. The Debtor represents and warrants that: (a) except for such Financing Statements that may be filed by NatWest, no Financing Statement is on file (other than any which may have been filed on behalf of the Trustee) relating to any of the Collateral is on file in any public office; and (b) the Chief Executive Office of Debtor, and the Collateral are respectively located at the address(es) set forth at the end of the Agreement and Debtor will not change such location without prior written notice to and consent of the Trustee; and (c) except for the security interest created by the Debtor in favor of NatWest, Debtor has not created and is not aware of any security interest, lien or encumbrance on or affecting the Collateral other than created hereby.

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

               6. As long as this Agreement shall remain in effect, the Debtor agrees:

                    (a) that, if the Trustee so demands in writing at any time after the occurrence of an Event of Default (defined in Section 8 hereof) which is continuing (i) all proceeds of the Collateral shall be delivered to the Trustee promptly upon their receipt, instruments and documents pertaining to the Collateral shall be delivered to the Trustee at the time and place and in the manner in which specified in the Trustee's demand;

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

                    (e)  the Trustee may file in photographic or
other reproduction of this Agreement in lieu of a Financing Statement in any filing office where it is permissible to do so;

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

                    (g) that the Trustee's duty with respect to the Collateral shall be solely to use reasonable care in the custody and preservation of collateral in its possession; the Trustee shall not be obligated to take any steps necessary to preserve any rights in any of the Collateral against prior parties, and the Debtor hereby agrees to take such steps; the Debtor shall pay to the Trustees all costs and expenses, including filing and reasonable attorney's fees, incurred by the Trustee in connection with the custody, care, preservation or collection of the Collateral; the Trustee may, but is not obligated to, exercise any and all rights of conversion or exchange or similar rights, privileges and options relating to the Collateral; the Trustee shall have no obligation to sell or otherwise realize upon any of the Collateral as herein authorized and shall not be responsible for any failure to do so or for any delay in so doing; in the event of any litigation, with respect to any manner connected with this Agreement, the Obligations, the Collateral, or any other instrument, document or agreement applicable hereto or to any one or more of them in any respect, Debtor hereby waives the right to trial by jury and all defenses, rights of setoff; and right to interpose counterclaims of any nature;

                    (h) to provide the Trustee with such information as the Trustee may from time to time reasonably request with respect to the location of the Collateral and any of its places of business;

                    (i) that the Trustee will be notified promptly in writing of any change in any office as set forth below;

                    (j) that the Debtor will permit the Trustee, by its officers and agents, to have access to and examine at all reasonable times and properties, minute books and other corporate records, and books of account and financial records of the Debtor; and

                    (k) that the Debtor will promptly notify the Trustee upon the occurrence of any default, as provided in this Agreement, of which the Debtor has knowledge.

               7.   The Debtor further agrees as follows:

               A. Upon the occurrence of an Event of Default (defined in Section 8 hereof) which is continuing the Debtor agrees as follows: (i) the Debtor will not, without first obtaining the written consent of the Trustee, renew or extend the time of payment of any Account; (ii) the Debtor will promptly notify the Trustee in writing of any compromise, settlement or adjustment with respect to an Account and will forthwith account therefor to the Trustee in cash for the amount thereof with demand or notice; (iii) the Debtor will stamp, in form and manner satisfactory to the Trustee, its accounts receivable ledger and other books and records pertaining to the Accounts, with an appropriate reference to the security interest of the Trustee in the Accounts; (iv) upon request, the Debtor will furnish the Trustee original or other papers relating to the sale of merchandise of the performance of labor or services which created any Account; (v) the Debtor may collect the Account, subject to the discretion and control of the Trustee, but the Trustee may, without cause or notice, curtail or terminate such authority at any time;
(vi) the proceeds of the Accounts, when collected by the Debtor, whether consisting of cash, checks, notes, drafts, money orders, commercial paper of any kind whatsoever, or other documents, received in payment of the Accounts shall be promptly remitted by the Debtor to the Trustee, in precisely the form received, except for endorsement by the Debtor when required; (vii) such proceeds until remitted to the Trustee, as aforesaid, shall be held in trust by the Debtor for, and as the property of, the Trustee and shall not be commingled with other funds, money or property; (viii) proceeds of the Accounts will be received by the Trustee subject to final collection and receipt of proceeds in cash or by unconditional credit to and accepted by the Trustee; (ix) the Trustee shall apply in its absolute discretion, all collections received by it on the Account, toward the payment of any of the Obligations whether due or not due; (x) the Debtor will promptly notify the Trustee in writing of the return or rejection of any merchandise represented by the Accounts and the Debtor will receive and hold all such merchandise separate and apart, in trust for and subject to the security interest in favor of the Trustee; (xi) the Trustee is authorized to sell, for the Debtor's account and sole risk, all or any part of such merchandise in the manner and under the terms and conditions hereinafter set forth.

               B. The Debtor represents and warrants to the Trustee that the Debtor is the sole owner of the Accounts and no one has claims to have an interest of any kind therein or thereto; each of the debtors named in every such Account is indebted to the Debtor in the amount and on the terms indicated in the invoice and schedule of Accounts, each Account is bona fide and arises out of the performance of labor or services or the sale and deliver or lease of merchandise or both; and none of the Account is now, nor will at any time in the future become, contingent upon the fulfillment of any contract or conditions whatsoever, nor subject to any defense, offset or counterclaim.

               C. The Debtor will maintain accurate and complete records of the Accounts and will make the same available to the Trustee upon reasonable notice and at such reasonable times as the Trustee may reasonable require.

               8. Upon the occurrence of any of the following (and provided any required notice has been given and any applicable grace or cure period had lapsed): the occurrence of an "Event of Default" or other event so defined or described in any instrument or agreement relating to any of the Obligations which entitles the Trustee to accelerate payment thereof; or non-payment of any of the Obligations when due; or failure of the Debtor to perform any agreement on its part to be performed hereunder, then, in any such event, (each an "Event of Default"), (a) all Obligations shall become at once due and payable, without notice, presentment, demand for payment or protest, which are hereby expressly waived; (b) the Trustee is authorized to take possession of the Collateral and for that purpose may enter, with the aid and assistance of any person or persons, any premises where the Collateral, or any part thereof is, or may be, placed and removed same; (c) intentionally omitted; (d) the Trustee may collect the Accounts and apply the proceeds thereof to the Obligator; (e) the Trustee shall have the right from time to time to sell, resell, assign, transfer and deliver all or any part of the Collateral, at public or private sale, at the option of the Trustee, for cash or on credit for future delivery, in such parcel or parcels and at such times or times and at such place or places, and upon such terms, and conditions as the Trustee, may deem proper, and in connection therewith may grant options and may impose reasonable conditions, all without (except as shall be required by applicable statute and cannot be waived) advertisement or demand upon the Debtor or right of redemption to the Debtor, which are hereby expressly waived; the Trustee will give the Debtor reasonable notice of the time and place of any such public sale or of the time after which any private sale or any other intended disposition thereof i s to be made and Debtor agrees that ten (10) days prior notice shall be deemed reasonable notice; (f) upon each such sale, the Trustee may, unless prohibited by applicable statute which cannot be waived, purchase all or any part of the Collateral being sold, free from and discharged of all trusts, claims, rights of redemption and equities of the Debtor, which are hereby waived and released; (g) the Trustee's obligations, if any, to give additional (or to continue) financial accommodations of any kind to the Debtor shall immediately terminate; and (i) in addition to the rights and remedies given to the Trustee hereunder or otherwise, the Trustee shall have all of the rights and remedies of a secured party under the New York Uniform Commercial Code.

               9. In the case of each such sale or any proceedings to collect any of the Obligations, the Debtor shall pay all costs and expenses of every kind for collection, sale or delivery, including reasonable attorneys' fees, and after deducting such costs and expenses from the proceeds of sale or collection, the Trustee shall apply any residue to pay any of the Obligations and the Debtor will continue liable to the Trustee for any deficiency with interest.

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

               11. In order to effectuate the terms and provisions hereof, Debtor hereby designates and appoints Trustee and its designees or agents as attorney-in-fact of Debtor, irrevocably and with power of substitution, with authority to receive, open and dispose of all mail addressed to Debtor, to notify the Post Office authorities to change the address for delivery of mail addressed to Debtor to such address as Trustee may designate; to endorse the name of Debtor on any notes, acceptances, checks, drafts, money orders, instruments or other evidence of payment or proceeds of the Collateral that may come into Trustee's possession; to sign the name of Debtor on any invoices, documents, drafts against and notices (which also may direct, among other things, that payment be made directly to the Trustee) to Account debtors or obligors of Debtor, assignments and request for verification of Accounts; to execute proof of claim and loss; to execute any endorsements, assignments, or other instruments of conveyance or transfer, to adjust and compromise any claims under insurance policies; to execute releases; and to do all other acts and things necessary and advisable in the sole discretion of Trustee to carry out and enforce this Agreement. All acts of said attorney or designee are hereby ratified and approved and said attorney or designee shall not be liable for any acts of commission or omission, nor for any error ofjudgment or mistake of fact or law. This power of attorney being coupled with an interest is irrevocable while any of the Obligations shall remain unpaid; provided, however, that the powers described in the preceding
Section 11 hereof and in this Section 12 shall be exercised only after the occurrence of an Event of Default which is continuing.

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

               15. It is the intention of the parties (aa) that, this Agreement shall constitute a continuing agreement applying to any and all future, as well as existing Obligations of the Debtor to the Trustee; and (b) that the security interest provided for herein shall attach to after-acquired as well as existing Collateral.

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

                         General Microcircuits Corp.
                         780 Boston Road
                         Billerica, Massachusetts 01821

               18. Section 15(a) of the Reimbursement Agreement provides that for so long as the Letter of Credit remains outstanding, NatWest will not take additional collateral to secure the obligations of the Debtor arising under the Reimbursement Agreement without providing at least a co-equal security interest therein the to Trustee for the benefit of the holders of the Bonds. Accordingly, the Trustee agrees that its security interest in the Collateral shall be of equal priority with that of NatWest. The Trustee further agrees that upon payment in full of the Obligations whether pursuant to the Letter of Credit or otherwise, or the release of the Bank's security interest in the Accounts, whichever occurs first, the Trustee will release its security interest in the Collateral described herein and will than execute and deliver the appropriate UCC-3 termination statements to the Debtor.

               19. This Agreement shall be construed in accordance with and be governed by the law of the State of New York.

               IN WITNESS WHEREOF, the parties hereto have executed the Agreement this 16th day of January, 1996.

                                   GENERAL MICROCIRCUITS CORP.


                                   By s/ARNOLD H. LEVINE
                                     Name:  Arnold H. Levine
                                     Title: Treasurer


                                   SHAWMUT BANK N.A., as Trustee


                                   By___________________________

                         Exhibit 10(a)(15)
                         -----------------

               CONTINUING GENERAL SECURITY AGREEMENT
               -------------------------------------

          THIS SECURITY AGREEMENT, dated as of January 16, 1996 between MATH ASSOCIATES, INC. (the "Debtor") and SHAWMUT BANK N.A., as Trustee, a national banking association duly organized and existing under the laws of the United States of America (the "Trustee"):

               WHEREAS, at the request of General Microwave Corporation (the "Company"), the Town of Babylon Industrial Development Agency (the "Issuer") issued $6,000,000 in the aggregate principal amount of 1984 Variable Rate 7-Day Demand Industrial Development Revenue Bonds (General Microwave Corporation Facility) (the "Bonds) in order to finance the costs of acquisition, construction and equipping of an industrial development facility, together with machinery and equipment to be used therein or in connection therewith, to be located in the Town of Babylon, Suffolk County, New York (the "Facility"); and

               WHEREAS, pursuant to the Indenture of Mortgage and Trust dated as of October 1, 1984 (the "Indenture") between the Issuer and NatWest Bank N.A. (formerly National Westminster Bank USA) ("NatWest") NatWest was appointed Trustee for the holder of the Bonds; and

               WHEREAS, Shawmut Bank N.A. has succeeded NatWest as such Trustee and is now the successor Trustee for the holders of the Bonds under the Indenture; and

               WHEREAS, pursuant to the Reimbursement Agreement dated as of October 1, 1984 between the Company and NatWest (the "Reimbursement Agreement"), NatWest issued, for the account of the Company, its irrevocable, transferable letter of credit (the "Letter of Credit") in the amount of $6,595,890.41 to support payment when due of the principal of, premium, if any, and interest not in excess of seven months on the Bonds; and

               WHEREAS, the Letter of Credit remains outstanding in favor of the Trustee and the unpaid principal amount of the Bonds as of January 1, 1996 is $2,376,589.05 and the Company and the Debtor has therefore agreed that in addition to the collateral described in Section 3 of the Reimbursement Agreement (being the same collateral described in the Granting Clauses of the Indenture), it will further secure its obligations to NatWest arising under the Reimbursement Agreement and its obligations to the Trustee, as Trustee, by granting to the Bank and to the Trustee guaranties of the obligations of the Company to the Bank and to the Trustee (individually, a "Guaranty") to be secured by a security interest in all of its present and future accounts receivable upon the terms and conditions hereinafter set forth.

               NOW THEREFORE, in consideration of the foregoing, and for other good and valuable consideration the receipt of which is hereby acknowledged by the Debtor, it is hereby agreed as follows:

               20. As security for the due and punctual payment of any and all of the present and future Obligations of the Debtor (as defined in Section 2 below), the Debtor hereby grants to the Trustee a continuing security interest in (a) all of the Collateral (as defined in Section 3 below), whether now or hereafter existing or acquired, and (b) all present and future products and proceeds of the Collateral.

               21. As used herein, the term "Obligations" means all liabilities of the Debtor for the payment of all amounts owing on its Guaranty issued for the benefit of the Trustee.

               22. As used herein, the term "Collateral" means the property described below in this Section 3:

          Accounts and Chattel Paper. All of the Debtor's present and future rights to the payment of money arising out of the sale (or lease) of goods or services including, but not limited to, accounts, general intangible and chattel paper (hereinafter collectively referred to in the plural as "Accounts" and in the singular as "Account"), all proceeds thereof and all liens, securities, guarantees, remedies, and privileges pertaining thereto, together with all rights and liens of the Debtor in and to such goods, including returned or repossessed goods, and all rights and property of any kind forming the subject matter of any of the Accounts, including the right of stoppage in transit.

               23. The Debtor represents and warrants that: (a) except for such Financing Statements that may be filed by NatWest, no Financing Statement is on file (other than any which may have been filed on behalf of the Trustee) relating to any of the Collateral is on file in any public office; and (b) the Chief Executive Office of Debtor, and the Collateral are respectively located at the address(es) set forth at the end of the Agreement and Debtor will not change such location without prior written notice to and consent of the Trustee; and (c) except for the security interest created by the Debtor in favor of NatWest, Debtor has not created and is not aware of any security interest, lien or encumbrance on or affecting the Collateral other than created hereby.

               24. The Debtor assumes all liability and responsibility in connection with all Collateral acquired by Debtor; and the obligation of the Debtor to pay all Obligations shall in no way be affected or diminished by reason of the fact that any such Collateral may be lost, destroyed, stolen, damaged or for any reason whatsoever unavailable to the Debtor.

               25. As long as this Agreement shall remain in effect, the Debtor agrees:

                    (a) that, if the Trustee so demands in writing at any time after the occurrence of an Event of Default (defined in Section 8 hereof) which is continuing (i) all proceeds of the Collateral shall be delivered to the Trustee promptly upon their receipt, instruments and documents pertaining to the Collateral shall be delivered to the Trustee at the time and place and in the manner in which specified in the Trustee's demand;

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

                    (e)  the Trustee may file in photographic or
other reproduction of this Agreement in lieu of a Financing
Statement in any filing office where it is permissible to do so;

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

                    (g) that the Trustee's duty with respect to the Collateral shall be solely to use reasonable care in the custody and preservation of collateral in its possession; the Trustee shall not be obligated to take any steps necessary to preserve any rights in any of the Collateral against prior parties, and the Debtor hereby agrees to take such steps; the Debtor shall pay to the Trustees all costs and expenses, including filing and reasonable attorney's fees, incurred by the Trustee in connection with the custody, care, preservation or collection of the Collateral; the Trustee may, but is not obligated to, exercise any and all rights of conversion or exchange or similar rights, privileges and options relating to the Collateral; the Trustee shall have no obligation to sell or otherwise realize upon any of the Collateral as herein authorized and shall not be responsible for any failure to do so or for any delay in so doing; in the event of any litigation, with respect to any manner connected with this Agreement, the Obligations, the Collateral, or any other instrument, document or agreement applicable hereto or to any one or more of them in any respect, Debtor hereby waives the right to trial by jury and all defenses, rights of setoff; and right to interpose counterclaims of any nature;

                    (h) to provide the Trustee with such information as the Trustee may from time to time reasonably request with respect to the location of the Collateral and any of its places of business;

                    (i) that the Trustee will be notified promptly in writing of any change in any office as set forth below;

                    (j) that the Debtor will permit the Trustee, by its officers and agents, to have access to and examine at all reasonable times and properties, minute books and other corporate records, and books of account and financial records of the Debtor; and

                    (k) that the Debtor will promptly notify the Trustee upon the occurrence of any default, as provided in this Agreement, of which the Debtor has knowledge.

               26.  The Debtor further agrees as follows:

               A. Upon the occurrence of an Event of Default (defined in Section 8 hereof) which is continuing the Debtor agrees as follows: (i) the Debtor will not, without first obtaining the written consent of the Trustee, renew or extend the time of payment of any Account; (ii) the Debtor will promptly notify the Trustee in writing of any compromise, settlement or adjustment with respect to an Account and will forthwith account therefor to the Trustee in cash for the amount thereof with demand or notice; (iii) the Debtor will stamp, in form and manner satisfactory to the Trustee, its accounts receivable ledger and other books and records pertaining to the Accounts, with an appropriate reference to the security interest of the Trustee in the Accounts; (iv) upon request, the Debtor will furnish the Trustee original or other papers relating to the sale of merchandise of the performance of labor or services which created any Account; (v) the Debtor may collect the Account, subject to the discretion and control of the Trustee, but the Trustee may, without cause or notice, curtail or terminate such authority at any time;
(vi) the proceeds of the Accounts, when collected by the Debtor, whether consisting of cash, checks, notes, drafts, money orders, commercial paper of any kind whatsoever, or other documents, received in payment of the Accounts shall be promptly remitted by the Debtor to the Trustee, in precisely the form received, except for endorsement by the Debtor when required; (vii) such proceeds until remitted to the Trustee, as aforesaid, shall be held in trust by the Debtor for, and as the property of, the Trustee and shall not be commingled with other funds, money or property; (viii) proceeds of the Accounts will be received by the Trustee subject to final collection and receipt of proceeds in cash or by unconditional credit to and accepted by the Trustee; (ix) the Trustee shall apply in its absolute discretion, all collections received by it on the Account, toward the payment of any of the Obligations whether due or not due; (x) the Debtor will promptly notify the Trustee in writing of the return or rejection of any merchandise represented by the Accounts and the Debtor will receive and hold all such merchandise separate and apart, in trust for and subject to the security interest in favor of the Trustee; (xi) the Trustee is authorized to sell, for the Debtor's account and sole risk, all or any part of such merchandise in the manner and under the terms and conditions hereinafter set forth.

               B. The Debtor represents and warrants to the Trustee that the Debtor is the sole owner of the Accounts and no one has claims to have an interest of any kind therein or thereto; each of the debtors named in every such Account is indebted to the Debtor in the amount and on the terms indicated in the invoice and schedule of Accounts, each Account is bona fide and arises out of the performance of labor or services or the sale and deliver or lease of merchandise or both; and none of the Account is now, nor will at any time in the future become, contingent upon the fulfillment of any contract or conditions whatsoever, nor subject to any defense, offset or counterclaim.

               C. The Debtor will maintain accurate and complete records of the Accounts and will make the same available to the Trustee upon reasonable notice and at such reasonable times as the Trustee may reasonable require.

               27. Upon the occurrence of any of the following (and provided any required notice has been given and any applicable grace or cure period had lapsed): the occurrence of an "Event of Default" or other event so defined or described in any instrument or agreement relating to any of the Obligations which entitles the Trustee to accelerate payment thereof; or non-payment of any of the Obligations when due; or failure of the Debtor to perform any agreement on its part to be performed hereunder, then, in any such event, (each an "Event of Default"), (a) all Obligations shall become at once due and payable, without notice, presentment, demand for payment or protest, which are hereby expressly waived; (b) the Trustee is authorized to take possession of the Collateral and for that purpose may enter, with the aid and assistance of any person or persons, any premises where the Collateral, or any part thereof is, or may be, placed and removed same; (c) intentionally omitted; (d) the Trustee may collect the Accounts and apply the proceeds thereof to the Obligator; (e) the Trustee shall have the right from time to time to sell, resell, assign, transfer and deliver all or any part of the Collateral, at public or private sale, at the option of the Trustee, for cash or on credit for future delivery, in such parcel or parcels and at such times or times and at such place or places, and upon such terms, and conditions as the Trustee, may deem proper, and in connection therewith may grant options and may impose reasonable conditions, all without (except as shall be required by applicable statute and cannot be waived) advertisement or demand upon the Debtor or right of redemption to the Debtor, which are hereby expressly waived; the Trustee will give the Debtor reasonable notice of the time and place of any such public sale or of the time after which any private sale or any other intended disposition thereof i s to be made and Debtor agrees that ten (10) days prior notice shall be deemed reasonable notice; (f) upon each such sale, the Trustee may, unless prohibited by applicable statute which cannot be waived, purchase all or any part of the Collateral being sold, free from and discharged of all trusts, claims, rights of redemption and equities of the Debtor, which are hereby waived and released; (g) the Trustee's obligations, if any, to give additional (or to continue) financial accommodations of any kind to the Debtor shall immediately terminate; and (i) in addition to the rights and remedies given to the Trustee hereunder or otherwise, the Trustee shall have all of the rights and remedies of a secured party under the New York Uniform Commercial Code.

               28. In the case of each such sale or any proceedings to collect any of the Obligations, the Debtor shall pay all costs and expenses of every kind for collection, sale or delivery, including reasonable attorneys' fees, and after deducting such costs and expenses from the proceeds of sale or collection, the Trustee shall apply any residue to pay any of the Obligations and the Debtor will continue liable to the Trustee for any deficiency with interest.

               29. The Trustee may, but is not obligated to, (a) demand, sue for, collect or receive any money or property at any time due, payable or receivable on account of or in exchange for any obligations securing any of the Obligations, (b) compromise and settle with any person liable on such obligation, and/or (c) extend the time of payment of or otherwise change the terms thereof, as to any party liable thereon; all without incurring responsibility to the undersigned or affecting any of the Obligations.

               30. In order to effectuate the terms and provisions hereof, Debtor hereby designates and appoints Trustee and its designees or agents as attorney-in-fact of Debtor, irrevocably and with power of substitution, with authority to receive, open and dispose of all mail addressed to Debtor, to notify the Post Office authorities to change the address for delivery of mail addressed to Debtor to such address as Trustee may designate; to endorse the name of Debtor on any notes, acceptances, checks, drafts, money orders, instruments or other evidence of payment or proceeds of the Collateral that may come into Trustee's possession; to sign the name of Debtor on any invoices, documents, drafts against and notices (which also may direct, among other things, that payment be made directly to the Trustee) to Account debtors or obligors of Debtor, assignments and request for verification of Accounts; to execute proof of claim and loss; to execute any endorsements, assignments, or other instruments of conveyance or transfer, to adjust and compromise any claims under insurance policies; to execute releases; and to do all other acts and things necessary and advisable in the sole discretion of Trustee to carry out and enforce this Agreement. All acts of said attorney or designee are hereby ratified and approved and said attorney or designee shall not be liable for any acts of commission or omission, nor for any error of judgment or mistake of fact or law. This power of attorney being coupled with an interest is irrevocable while any of the Obligations shall remain unpaid; provided, however, that the powers described in the preceding Section 11 hereof and in this Section 12 shall be exercised only after the occurrence of an Event of Default which is continuing.

               31. All options, powers and rights granted to the Trustee hereunder or under any promissory note, instrument, document or other writing delivered to the Trustee shall be cumulative and shall be in addition to any other options, powers or rights which the Trustee may now or hereafter have as a secured party under the New York Uniform Commercial Code or under any other applicable law or otherwise.

               32.  No delay on the part of the Trustee in
exercising any of its options, powers, or rights, or partial or single exercise thereof, shall constitute a waiver thereof. Neither this Agreement nor any provision hereof may be modified, changed, waived, discharged or terminated orally, but only by an instrument in writing, signed by the party against whom enforcement of the modification, change, waiver, discharge or termination is sought. The Trustee shall have the right, for and in the name, place and stead of the Debtor, to execute endorsements, assignments or other instruments of conveyance or transfer with respect to any of the Collateral.

               33. Notice of acceptance of this Agreement by the Trustee is hereby waived. This Agreement shall be immediately binding upon the Debtor and its successors and assigns, whether or not the Trustee signs this Agreement.

               34. It is the intention of the parties (aa) that, this Agreement shall constitute a continuing agreement applying to any and all future, as well as existing Obligations of the Debtor to the Trustee; and (b) that the security interest provided for herein shall attach to after-acquired as well as existing Collateral.

               35. Unless the context otherwise requires, all terms used herein which are defined in the New York Uniform Commercial
Code shall have the meanings therein stated.

               36.  Mailing Address of Debtor.  For the purpose of
Section 9.402(1) of the Uniform Commercial Code, the following address of the Debtor is its "Chief Executive Office" and shall be the Debtor's mailing address:

                         Math Associates, Inc.
                         5500 New Horizons Boulevard
                         Amityville, New York 11701

               37. Section 15(a) of the Reimbursement Agreement provides that for so long as the Letter of Credit remains outstanding, NatWest will not take additional collateral to secure the obligations of the Debtor arising under the Reimbursement Agreement without providing at least a co-equal security interest therein the to Trustee for the benefit of the holders of the Bonds. Accordingly, the Trustee agrees that its security interest in the Collateral shall be of equal priority with that of NatWest. The Trustee further agrees that upon payment in full of the Obligations whether pursuant to the Letter of Credit or otherwise, or the release of the Bank's security interest in the Accounts, whichever occurs first, the Trustee will release its security interest in the Collateral described herein and will than execute and deliver the appropriate UCC-3 termination statements to the Debtor.

               38. This Agreement shall be construed in accordance with and be governed by the law of the State of New York.

               IN WITNESS WHEREOF, the parties hereto have executed the Agreement this 16th day of January, 1996.

                                   MATH ASSOCIATES, INC.


                                   By s/ARNOLD H. LEVINE
                                     Name:  Arnold H. Levine
                                     Title: Treasurer


                                   SHAWMUT BANK N.A., as Trustee

                                   By___________________________

                         Exhibit 10(a)(16)
                         -----------------

               CONTINUING GENERAL SECURITY AGREEMENT
               -------------------------------------

          THIS SECURITY AGREEMENT, dated as of January 16, 1996 between GENERAL MICROCIRCUITS CORP. (the "Debtor") and NATWEST BANK N.A., a national banking association duly organized and existing under the laws of the United States of America (the "Bank"):

               WHEREAS, at the request of General Microwave
Corporation (the "Company"), the Town of Babylon Industrial Development Agency (the "Issuer") issued $6,000,000 in the aggregate principal amount of 1984 Variable Rate 7-Day Demand Industrial Development Revenue Bonds (General Microwave Corporation Facility) (the "Bonds) in order to finance the costs of acquisition, construction and equipping of an industrial development facility, together with machinery and equipment to be used therein or in connection therewith, to be located in the Town of Babylon, Suffolk County, New York (the "Facility"); and

               WHEREAS, pursuant to the Reimbursement Agreement dated as of October 1, 1984 between the General Microwave Corporation (the "Company") and the Bank (the "Reimbursement Agreement"), the Bank issued, for the account of the Debtor, its irrevocable, transferable letter of credit (the "Letter of Credit") in the amount of $6,595,890.41 to support payment when due of the principal of, premium, if any, and interest not in excess of seven months on the Bonds; and

               WHEREAS, the Letter of Credit remains outstanding in favor of Shawmut Bank N.A., as Trustee (the "Trustee") for the holders of the Bonds, and as successor to the Bank as the original Trustee (the original expiration date of September 15, 1994 having been extended by the Bank at the request of the Company) and the unpaid principal amount of the Bonds as of January 1, 1996 is $2,376,589.05 and the Debtor has therefore agreed that in addition to the collateral described in Section 3 of the Reimbursement Agreement, it will further secure its obligations to the Bank under the Reimbursement Agreement and its obligations to the Trustee, as Trustee, by granting to the Bank and to the Trustee guaranties of the obligations of the Company to the Bank and to the Trustee (individually, a "Guaranty") to be secured by a security interest in all of its present and future accounts receivable upon the terms and conditions hereinafter set forth.

               NOW THEREFORE, in consideration of the foregoing, and for other good and valuable consideration the receipt of which is hereby acknowledged by the Debtor, it is hereby agreed as follows:

               39. As security for the due and punctual payment of any and all of the present and future Obligations of the Debtor (as defined in Section 2 below), the Debtor hereby grants to the Bank a continuing security interest in (a) all of the Collateral (as defined in Section 3 below), whether now or hereafter existing or acquired, and (b) all present and future products and proceeds of the Collateral.

               40. As used herein, the term "Obligations" means all liabilities of the Debtor for the payment of all amounts owing on its Guaranty issued for the benefit of the Bank.

               41. As used herein, the term "Collateral" means the property described below in this Section 3:

          Accounts and Chattel Paper. All of the Debtor's present and future rights to the payment of money arising out of the sale (or lease) of goods or services including, but not limited to, accounts, general intangible and chattel paper (hereinafter collectively referred to in the plural as "Accounts" and in the singular as "Account"), all proceeds thereof and all liens, securities, guarantees, remedies, and privileges pertaining thereto, together with all rights and liens of the Debtor in and to such goods, including returned or repossessed goods, and all rights and property of any kind forming the subject matter of any of the Accounts, including the right of stoppage in transit.

               42. The Debtor represents and warrants that: (a) except for such Financing Statements that may be filed by the Trustee, no Financing Statement is on file (other than any which may have been filed on behalf of the Trustee) relating to any of the Collateral is on file in any public office; and (b) the Chief Executive Office of Debtor, and the Collateral are respectively located at the address(es) set forth at the end of the Agreement and Debtor will not change such location without prior written notice to and consent of the Bank; and (c) except for the security interest created by the Debtor in favor of the Trustee, Debtor has not created and is not aware of any security interest, lien or encumbrance on or affecting the Collateral other than created hereby.

               43.  The Debtor assumes all liability and
responsibility in connection with all Collateral acquired by Debtor; and the obligation of the Debtor to pay all Obligations shall in no way be affected or diminished by reason of the fact that any such Collateral may be lost, destroyed, stolen, damaged or for any reason whatsoever unavailable to the Debtor.

               44. As long as this Agreement shall remain in effect, the Debtor agrees:

                    (a) that, if the Bank so demands in writing at any time after the occurrence of an Event of Default (defined in Section 8 hereof) which is continuing (i) all proceeds of the Collateral shall be delivered to the Bank promptly upon their receipt, instruments and documents pertaining to the Collateral shall be delivered to the Bank at the time and place and in the manner in which specified in the Bank's demand;

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

                    (e) the Bank may file in photographic or other reproduction of this Agreement in lieu of a Financing Statement in any filing office where it is permissible to do so;

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

                    (g) that the Bank's duty with respect to the Collateral shall be solely to use reasonable care in the custody and preservation of collateral in its possession; the Bank shall not be obligated to take any steps necessary to preserve any rights in any of the Collateral against prior parties, and the Debtor hereby agrees to take such steps; the Debtor shall pay to the Bank all costs and expenses, including filing and reasonable attorney's fees, incurred by the Bank in connection with the custody, care, preservation or collection of the Collateral; the Bank may, but is not obligated to, exercise any and all rights of conversion or exchange or similar rights, privileges and options relating to the Collateral; the Bank shall have no obligation to sell or otherwise realize upon any of the Collateral as herein authorized and shall not be responsible for any failure to do so or for any delay in so doing; in the event of any litigation, with respect to any manner connected with this Agreement, the Obligations, the Collateral, or any other instrument, document or agreement applicable hereto or to any one or more of them in any respect, Debtor hereby waives the right to trial by jury and all defenses, rights of setoff; and right to interpose counterclaims of any nature;

                    (h) to provide the Bank with such information as the Bank may from time to time reasonably request with respect to the location of the Collateral and any of its places of business;

                    (i) that the Bank will be notified promptly in writing of any change in any office as set forth below;

                    (j) that the Debtor will permit the Bank, by its officers and agents, to have access to and examine at all reasonable times and properties, minute books and other corporate records, and books of account and financial records of the Debtor; and

                    (k) that the Debtor will promptly notify the Bank upon the occurrence of any default, as provided in this Agreement, of which the Debtor has knowledge.

               45.  The Debtor further agrees as follows:

               A. Upon the occurrence of an Event of Default (defined in Section 8 hereof) which is continuing the Debtor agrees as follows: (i) the Debtor will not, without first obtaining the written consent of the Bank, renew or extend the time of payment of any Account; (ii) the Debtor will promptly notify the Bank in writing of any compromise, settlement or adjustment with respect to an Account and will forthwith account therefor to the Bank in cash for the amount thereof with demand or notice; (iii) the Debtor will stamp, in form and manner satisfactory to the Bank, its accounts receivable ledger and other books and records pertaining to the Accounts, with an appropriate reference to the security interest of the Bank in the Accounts; (iv) upon request, the Debtor will furnish the Bank original or other papers relating to the sale of merchandise of the performance of labor or services which created any Account; (v) the Debtor may collect the Account, subject to the discretion and control of the Bank, but the Bank may, without cause or notice, curtail or terminate such authority at any time; (vi) the proceeds of the Accounts, when collected by the Debtor, whether consisting of cash, checks, notes, drafts, money orders, commercial paper of any kind whatsoever, or other documents, received in payment of the Accounts shall be promptly remitted by the Debtor to the Bank, in precisely the form received, except for endorsement by the Debtor when required; (vii) such proceeds until remitted to the Bank, as aforesaid, shall be held in trust by the Debtor for, and as the property of, the Bank and shall not be commingled with other funds, money or property; (viii) proceeds of the Accounts will be received by the Bank subject to final collection and receipt of proceeds in cash or by unconditional credit to and accepted by the Bank; (ix) the Bank shall apply in its absolute discretion, all collections received by it on the Account, toward the payment of any of the Obligations whether due or not due; (x) the Debtor will promptly notify the Bank in writing of the return or rejection of any merchandise represented by the Accounts and the Debtor will receive and hold all such merchandise separate and apart, in trust for and subject to the security interest in favor of the Bank; (xi) the Bank is authorized to sell, for the Debtor's account and sole risk, all or any part of such merchandise in the manner and under the terms and conditions hereinafter set forth.

               B. The Debtor represents and warrants to the Bank that the Debtor is the sole owner of the Accounts and no one has claims to have an interest of any kind therein or thereto; each of the debtors named in every such Account is indebted to the Debtor in the amount and on the terms indicated in the invoice and schedule of Accounts, each Account is bona fide and arises out of the performance of labor or services or the sale and deliver or lease of merchandise or both; and none of the Account is now, nor will at any time in the future become, contingent upon the fulfillment of any contract or conditions whatsoever, nor subject to any defense, offset or counterclaim.

               C. The Debtor will maintain accurate and complete records of the Accounts and will make the same available to the Bank upon reasonable notice and at such reasonable times as the Bank may reasonable require.

               46. Upon the occurrence of any of the following (and provided any required notice has been given and any applicable grace or cure period had lapsed): the occurrence of an "Event of Default" or other event so defined or described in any instrument or agreement relating to any of the Obligations which entitles the Bank to accelerate payment thereof; or non-payment of any of the Obligations when due; or failure of the Debtor to perform any agreement on its part to be performed hereunder, then, in any such event, (each an "Event of Default"), (a) all Obligations shall become at once due and payable, without notice, presentment, demand for payment or protest, which are hereby expressly waived; (b) the Bank is authorized to take possession of the Collateral and for that purpose may enter, with the aid and assistance of any person or persons, any premises where the Collateral, or any part thereof is, or may be, placed and removed same; (c) intentionally omitted; (d) the Bank may collect the Accounts and apply the proceeds thereof to the Obligator; (e) the Bank shall have the right from time to time to sell, resell, assign, transfer and deliver all or any part of the Collateral, at public or private sale, at the option of the Bank, for cash or on credit for future delivery, in such parcel or parcels and at such times or times and at such place or places, and upon such terms, and conditions as the Bank, may deem proper, and in connection therewith may grant options and may impose reasonable conditions, all without (except as shall be required by applicable statute and cannot be waived) advertisement or demand upon the Debtor or right of redemption to the Debtor, which are hereby expressly waived; the Bank will give the Debtor reasonable notice of the time and place of any such public sale or of the time after which any private sale or any other intended disposition thereof i s to be made and Debtor agrees that ten (10) days prior notice shall be deemed reasonable notice; (f) upon each such sale, the Bank may, unless prohibited by applicable statute which cannot be waived, purchase all or any part of the Collateral being sold, free from and discharged of all trusts, claims, rights of redemption and equities of the Debtor, which are hereby waived and released; (g) the Bank's obligations, if any, to give additional (or to continue) financial accommodations of any kind to the Debtor shall immediately terminate; and (i) in addition to the rights and remedies given to the Bank hereunder or otherwise, the Bank shall have all of the rights and remedies of a secured party under the New York Uniform Commercial Code.

               47. In the case of each such sale or any proceedings to collect any of the Obligations, the Debtor shall pay all costs and expenses of every kind for collection, sale or delivery, including reasonable attorneys' fees, and after deducting such costs and expenses from the proceeds of sale or collection, the Bank shall apply any residue to pay any of the Obligations and the Debtor will continue liable to the Bank for any deficiency with interest.

               48. The Bank may, but is not obligated to, (a) demand, sue for, collect or receive any money or property at any time due, payable or receivable on account of or in exchange for any obligations securing any of the Obligations, (b) compromise and settle with any person liable on such obligation, and/or (c) extend the time of payment of or otherwise change the terms thereof, as to any party liable thereon; all without incurring responsibility to the undersigned or affecting any of the Obligations.

               49. In order to effectuate the terms and provisions hereof, Debtor hereby designates and appoints Bank and its designees or agents as attorney-in-fact of Debtor, irrevocably and with power of substitution, with authority to receive, open and dispose of all mail addressed to Debtor, to notify the Post Office authorities to change the address for delivery of mail addressed to Debtor to such address as Bank may designate; to endorse the name of Debtor on any notes, acceptances, checks, drafts, money orders, instruments or other evidence of payment or proceeds of the Collateral that may come into Bank's possession; to sign the name of Debtor on any invoices, documents, drafts against and notices (which also may direct, among other things, that payment be made directly to the
Bank) to Account debtors or obligors of Debtor, assignments and request for verification of Accounts; to execute proof of claim and loss; to execute any endorsements, assignments, or other instruments of conveyance or transfer, to adjust and compromise any claims under insurance policies; to execute releases; and to do all other acts and things necessary and advisable in the sole discretion of Bank to carry out and enforce this Agreement. All acts of said attorney or designee are hereby ratified and approved and said attorney or designee shall not be liable for any acts of commission or omission, nor for any error of judgment or mistake of fact or law. This power of attorney being coupled with an interest is irrevocable while any of the Obligations shall remain unpaid; provided, however, that the powers described in the preceding Section 11 hereof and in this
Section 12 shall be exercised only after the occurrence of an Event of Default which is continuing.

               50. All options, powers and rights granted to the Bank hereunder or under any promissory note, instrument, document or other writing delivered to the Bank shall be cumulative and shall be in addition to any other options, powers or rights which the Bank may now or hereafter have as a secured party under the New York Uniform Commercial Code or under any other applicable law or otherwise.

               51. No delay on the part of the Bank in exercising any of its options, powers, or rights, or partial or single exercise thereof, shall constitute a waiver thereof. Neither this Agreement nor any provision hereof may be modified, changed, waived, discharged or terminated orally, but only by an instrument in writing, signed by the party against whom enforcement of the modification, change, waiver, discharge or termination is sought. The Bank shall have the right, for and in the name, place and stead of the Debtor, to execute endorsements, assignments or other instruments of conveyance or transfer with respect to any of the Collateral.

               52. Notice of acceptance of this Agreement by the Bank is hereby waived. This Agreement shall be immediately binding upon the Debtor and its successors and assigns, whether or not the Bank signs this Agreement.

               53. It is the intention of the parties (aa) that, this Agreement shall constitute a continuing agreement applying to any and all future, as well as existing Obligations of the Debtor to the Bank; and (b) that the security interest provided for herein shall attach to after-acquired as well as existing Collateral.

               54. Unless the context otherwise requires, all terms used herein which are defined in the New York Uniform Commercial
Code shall have the meanings therein stated.

               55.  Mailing Address of Debtor.  For the purpose of
Section 9.402(1) of the Uniform Commercial Code, the following address of the Debtor is its "Chief Executive Office" and shall be the Debtor's mailing address:

                         General Microcircuits Corp.
                         780 Boston Road
                         Billerica, Massachusetts 01821

               56. Section 15(a) of the Reimbursement Agreement provides that for so long as the Letter of Credit remains outstanding, the Bank will not take additional collateral to secure the obligations of the Debtor arising under the Reimbursement Agreement without providing at least a co-equal security interest therein the to the Trustee for the benefit of the holders of the Bonds. Accordingly, the Bank agrees that its security interest in the Collateral shall be of equal priority with that of the Trustee.

               57. This Agreement shall be construed in accordance with and be governed by the law of the State of New York.

               IN WITNESS WHEREOF, the parties hereto have executed the Agreement this 16th day of January, 1996.

                                        GENERAL MICROCIRCUITS CORP.


                                        By s/ARNOLD H. LEVINE
                                          Name:  Arnold H. Levine
                                          Title: Treasurer


                                        NATWEST BANK N.A.


                                        By s/PETER G. BRANDEL
                                          Name: Peter G. Brandel
                                          Title: Vice President

                          Exhibit 10(a)(17)
                          -----------------

               CONTINUING GENERAL SECURITY AGREEMENT
               -------------------------------------

          THIS SECURITY AGREEMENT, dated as of January 16, 1996 between MATH ASSOCIATES, INC. (the "Debtor") and NATWEST BANK N.A., a national banking association duly organized and existing under the laws of the United States of America (the "Bank"):

               WHEREAS, at the request of General Microwave
Corporation (the "Company"), the Town of Babylon Industrial Development Agency (the "Issuer") issued $6,000,000 in the aggregate principal amount of 1984 Variable Rate 7-Day Demand Industrial Development Revenue Bonds (General Microwave Corporation Facility) (the "Bonds) in order to finance the costs of acquisition, construction and equipping of an industrial development facility, together with machinery and equipment to be used therein or in connection therewith, to be located in the Town of Babylon, Suffolk County, New York (the "Facility"); and

               WHEREAS, pursuant to the Reimbursement Agreement dated as of October 1, 1984 between the General Microwave Corporation (the "Company") and the Bank (the "Reimbursement Agreement"), the Bank issued, for the account of the Debtor, its irrevocable, transferable letter of credit (the "Letter of Credit") in the amount of $6,595,890.41 to support payment when due of the principal of, premium, if any, and interest not in excess of seven months on the Bonds; and

               WHEREAS, the Letter of Credit remains outstanding in favor of Shawmut Bank N.A., as Trustee (the "Trustee") for the holders of the Bonds, and as successor to the Bank as the original Trustee (the original expiration date of September 15, 1994 having been extended by the Bank at the request of the Company) and the unpaid principal amount of the Bonds as of January 1, 1996 is $2,376,589.05 and the Debtor has therefore agreed that in addition to the collateral described in Section 3 of the Reimbursement Agreement, it will further secure its obligations to the Bank under the Reimbursement Agreement and its obligations to the Trustee, as Trustee, by granting to the Bank and to the Trustee guaranties of the obligations of the Company to the Bank and to the Trustee (individually, a "Guaranty") to be secured by a security interest in all of its present and future accounts receivable upon the terms and conditions hereinafter set forth.

               NOW THEREFORE, in consideration of the foregoing, and for other good and valuable consideration the receipt of which is hereby acknowledged by the Debtor, it is hereby agreed as follows:

               58. As security for the due and punctual payment of any and all of the present and future Obligations of the Debtor (as defined in Section 2 below), the Debtor hereby grants to the Bank a continuing security interest in (a) all of the Collateral (as defined in Section 3 below), whether now or hereafter existing or acquired, and (b) all present and future products and proceeds of the Collateral.

               59. As used herein, the term "Obligations" means all liabilities of the Debtor for the payment of all amounts owing on its Guaranty issued for the benefit of the Bank.

               60. As used herein, the term "Collateral" means the property described below in this Section 3:

          Accounts and Chattel Paper. All of the Debtor's present and future rights to the payment of money arising out of the sale (or lease) of goods or services including, but not limited to, accounts, general intangible and chattel paper (hereinafter collectively referred to in the plural as "Accounts" and in the singular as "Account"), all proceeds thereof and all liens, securities, guarantees, remedies, and privileges pertaining thereto, together with all rights and liens of the Debtor in and to such goods, including returned or repossessed goods, and all rights and property of any kind forming the subject matter of any of the Accounts, including the right of stoppage in transit.

               61. The Debtor represents and warrants that: (a) except for such Financing Statements that may be filed by the Trustee, no Financing Statement is on file (other than any which may have been filed on behalf of the Trustee) relating to any of the Collateral is on file in any public office; and (b) the Chief Executive Office of Debtor, and the Collateral are respectively located at the address(es) set forth at the end of the Agreement and Debtor will not change such location without prior written notice to and consent of the Bank; and (c) except for the security interest created by the Debtor in favor of the Trustee, Debtor has not created and is not aware of any security interest, lien or encumbrance on or affecting the Collateral other than created hereby.

               62. The Debtor assumes all liability and responsibility in connection with all Collateral acquired by Debtor; and the obligation of the Debtor to pay all Obligations shall in no way be affected or diminished by reason of the fact that any such Collateral may be lost, destroyed, stolen, damaged or for any reason whatsoever unavailable to the Debtor.

               63. As long as this Agreement shall remain in effect, the Debtor agrees:

                    (a) that, if the Bank so demands in writing at any time after the occurrence of an Event of Default (defined in Section 8 hereof) which is continuing (i) all proceeds of the Collateral shall be delivered to the Bank promptly upon their receipt, instruments and documents pertaining to the Collateral shall be delivered to the Bank at the time and place and in the manner in which specified in the Bank's demand;

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

                    (e) the Bank may file in photographic or other reproduction of this Agreement in lieu of a Financing Statement in any filing office where it is permissible to do so;

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

                    (g) that the Bank's duty with respect to the Collateral shall be solely to use reasonable care in the custody and preservation of collateral in its possession; the Bank shall not be obligated to take any steps necessary to preserve any rights in any of the Collateral against prior parties, and the Debtor hereby agrees to take such steps; the Debtor shall pay to the Bank all costs and expenses, including filing and reasonable attorney's fees, incurred by the Bank in connection with the custody, care, preservation or collection of the Collateral; the Bank may, but is not obligated to, exercise any and all rights of conversion or exchange or similar rights, privileges and options relating to the Collateral; the Bank shall have no obligation to sell or otherwise realize upon any of the Collateral as herein authorized and shall not be responsible for any failure to do so or for any delay in so doing; in the event of any litigation, with respect to any manner connected with this Agreement, the Obligations, the Collateral, or any other instrument, document or agreement applicable hereto or to any one or more of them in any respect, Debtor hereby waives the right to trial by jury and all defenses, rights of setoff; and right to interpose counterclaims of any nature;

                    (h) to provide the Bank with such information as the Bank may from time to time reasonably request with respect to the location of the Collateral and any of its places of business;

                    (i) that the Bank will be notified promptly in writing of any change in any office as set forth below;

                    (j) that the Debtor will permit the Bank, by its officers and agents, to have access to and examine at all reasonable times and properties, minute books and other corporate records, and books of account and financial records of the Debtor; and

                    (k) that the Debtor will promptly notify the Bank upon the occurrence of any default, as provided in this Agreement, of which the Debtor has knowledge.

               64.  The Debtor further agrees as follows:

               A. Upon the occurrence of an Event of Default (defined in Section 8 hereof) which is continuing the Debtor agrees as follows: (i) the Debtor will not, without first obtaining the written consent of the Bank, renew or extend the time of payment of any Account; (ii) the Debtor will promptly notify the Bank in writing of any compromise, settlement or adjustment with respect to an Account and will forthwith account therefor to the Bank in cash for the amount thereof with demand or notice; (iii) the Debtor will stamp, in form and manner satisfactory to the Bank, its accounts receivable ledger and other books and records pertaining to the Accounts, with an appropriate reference to the security interest of the Bank in the Accounts; (iv) upon request, the Debtor will furnish the Bank original or other papers relating to the sale of merchandise of the performance of labor or services which created any Account; (v) the Debtor may collect the Account, subject to the discretion and control of the Bank, but the Bank may, without cause or notice, curtail or terminate such authority at any time; (vi) the proceeds of the Accounts, when collected by the Debtor, whether consisting of cash, checks, notes, drafts, money orders, commercial paper of any kind whatsoever, or other documents, received in payment of the Accounts shall be promptly remitted by the Debtor to the Bank, in precisely the form received, except for endorsement by the Debtor when required; (vii) such proceeds until remitted to the Bank, as aforesaid, shall be held in trust by the Debtor for, and as the property of, the Bank and shall not be commingled with other funds, money or property; (viii) proceeds of the Accounts will be received by the Bank subject to final collection and receipt of proceeds in cash or by unconditional credit to and accepted by the Bank; (ix) the Bank shall apply in its absolute discretion, all collections received by it on the Account, toward the payment of any of the Obligations whether due or not due; (x) the Debtor will promptly notify the Bank in writing of the return or rejection of any merchandise represented by the Accounts and the Debtor will receive and hold all such merchandise separate and apart, in trust for and subject to the security interest in favor of the Bank; (xi) the Bank is authorized to sell, for the Debtor's account and sole risk, all or any part of such merchandise in the manner and under the terms and conditions hereinafter set forth.

               B. The Debtor represents and warrants to the Bank that the Debtor is the sole owner of the Accounts and no one has claims to have an interest of any kind therein or thereto; each of the debtors named in every such Account is indebted to the Debtor in the amount and on the terms indicated in the invoice and schedule of Accounts, each Account is bona fide and arises out of the performance of labor or services or the sale and deliver or lease of merchandise or both; and none of the Account is now, nor will at any time in the future become, contingent upon the fulfillment of any contract or conditions whatsoever, nor subject to any defense, offset or counterclaim.

               C. The Debtor will maintain accurate and complete records of the Accounts and will make the same available to the Bank upon reasonable notice and at such reasonable times as the Bank may reasonable require.

               65. Upon the occurrence of any of the following (and provided any required notice has been given and any applicable grace or cure period had lapsed): the occurrence of an "Event of Default" or other event so defined or described in any instrument or agreement relating to any of the Obligations which entitles the Bank to accelerate payment thereof; or non-payment of any of the Obligations when due; or failure of the Debtor to perform any agreement on its part to be performed hereunder, then, in any such event, (each an "Event of Default"), (a) all Obligations shall become at once due and payable, without notice, presentment, demand for payment or protest, which are hereby expressly waived; (b) the Bank is authorized to take possession of the Collateral and for that purpose may enter, with the aid and assistance of any person or persons, any premises where the Collateral, or any part thereof is, or may be, placed and removed same; (c) intentionally omitted; (d) the Bank may collect the Accounts and apply the proceeds thereof to the Obligator; (e) the Bank shall have the right from time to time to sell, resell, assign, transfer and deliver all or any part of the Collateral, at public or private sale, at the option of the Bank, for cash or on credit for future delivery, in such parcel or parcels and at such times or times and at such place or places, and upon such terms, and conditions as the Bank, may deem proper, and in connection therewith may grant options and may impose reasonable conditions, all without (except as shall be required by applicable statute and cannot be waived) advertisement or demand upon the Debtor or right of redemption to the Debtor, which are hereby expressly waived; the Bank will give the Debtor reasonable notice of the time and place of any such public sale or of the time after which any private sale or any other intended disposition thereof is to be made and Debtor agrees that ten (10) days prior notice shall be deemed reasonable notice; (f) upon each such sale, the Bank may, unless prohibited by applicable statute which cannot be waived, purchase all or any part of the Collateral being sold, free from and discharged of all trusts, claims, rights of redemption and equities of the Debtor, which are hereby waived and released; (g) the Bank's obligations, if any, to give additional (or to continue) financial accommodations of any kind to the Debtor shall immediately terminate; and (i) in addition to the rights and remedies given to the Bank hereunder or otherwise, the Bank shall have all of the rights and remedies of a secured party under the New York Uniform Commercial Code.

               66. In the case of each such sale or any proceedings to collect any of the Obligations, the Debtor shall pay all costs and expenses of every kind for collection, sale or delivery, including reasonable attorneys' fees, and after deducting such costs and expenses from the proceeds of sale or collection, the Bank shall apply any residue to pay any of the Obligations and the Debtor will continue liable to the Bank for any deficiency with interest.

               67. The Bank may, but is not obligated to, (a) demand, sue for, collect or receive any money or property at any time due, payable or receivable on account of or in exchange for any obligations securing any of the Obligations, (b) compromise and settle with any person liable on such obligation, and/or (c) extend the time of payment of or otherwise change the terms thereof, as to any party liable thereon; all without incurring responsibility to the undersigned or affecting any of the Obligations.

               68. In order to effectuate the terms and provisions hereof, Debtor hereby designates and appoints Bank and its designees or agents as attorney-in-fact of Debtor, irrevocably and with power of substitution, with authority to receive, open and dispose of all mail addressed to Debtor, to notify the Post Office authorities to change the address for delivery of mail addressed to Debtor to such address as Bank may designate; to endorse the name of Debtor on any notes, acceptances, checks, drafts, money orders, instruments or other evidence of payment or proceeds of the Collateral that may come into Bank's possession; to sign the name of Debtor on any invoices, documents, drafts against and notices (which also may direct, among other things, that payment be made directly to the
Bank) to Account debtors or obligors of Debtor, assignments and request for verification of Accounts; to execute proof of claim and loss; to execute any endorsements, assignments, or other instruments of conveyance or transfer, to adjust and compromise any claims under insurance policies; to execute releases; and to do all other acts and things necessary and advisable in the sole discretion of Bank to carry out and enforce this Agreement. All acts of said attorney or designee are hereby ratified and approved and said attorney or designee shall not be liable for any acts of commission or omission, nor for any error of judgment or mistake of fact or law. This power of attorney being coupled with an interest is irrevocable while any of the Obligations shall remain unpaid; provided, however, that the powers described in the preceding Section 11 hereof and in this
Section 12 shall be exercised only after the occurrence of an Event of Default which is continuing.

               69. All options, powers and rights granted to the Bank hereunder or under any promissory note, instrument, document or other writing delivered to the Bank shall be cumulative and shall be in addition to any other options, powers or rights which the Bank may now or hereafter have as a secured party under the New York Uniform Commercial Code or under any other applicable law or otherwise.

               70. No delay on the part of the Bank in exercising any of its options, powers, or rights, or partial or single exercise thereof, shall constitute a waiver thereof. Neither this Agreement nor any provision hereof may be modified, changed, waived, discharged or terminated orally, but only by an instrument in writing, signed by the party against whom enforcement of the modification, change, waiver, discharge or termination is sought. The Bank shall have the right, for and in the name, place and stead of the Debtor, to execute endorsements, assignments or other instruments of conveyance or transfer with respect to any of the Collateral.

               71. Notice of acceptance of this Agreement by the Bank is hereby waived. This Agreement shall be immediately binding upon the Debtor and its successors and assigns, whether or not the Bank signs this Agreement.

               72. It is the intention of the parties (aa) that, this Agreement shall constitute a continuing agreement applying to any and all future, as well as existing Obligations of the Debtor to the Bank; and (b) that the security interest provided for herein shall attach to after-acquired as well as existing Collateral.

               73. Unless the context otherwise requires, all terms used herein which are defined in the New York Uniform Commercial
Code shall have the meanings therein stated.

               74.  Mailing Address of Debtor.  For the purpose of
Section 9.402(1) of the Uniform Commercial Code, the following address of the Debtor is its "Chief Executive Office" and shall be the Debtor's mailing address:

                         Math Associates, Inc.
                         550 New Horizons Boulevard
                         Amityville, New York 11701

               75. Section 15(a) of the Reimbursement Agreement provides that for so long as the Letter of Credit remains outstanding, the Bank will not take additional collateral to secure the obligations of the Debtor arising under the Reimbursement Agreement without providing at least a co-equal security interest therein the to the Trustee for the benefit of the holders of the Bonds. Accordingly, the Bank agrees that its security interest in the Collateral shall be of equal priority with that of the Trustee.
               76. This Agreement shall be construed in accordance with and be governed by the law of the State of New York.

               IN WITNESS WHEREOF, the parties hereto have executed the Agreement this 16th day of January, 1996.

                                   MATH ASSOCIATES, INC.


                                   By s/ARNOLD H. LEVINE
                                     Name:  Arnold H. Levine
                                     Title: Treasurer


                                   NATWEST BANK N.A.


                                   By s/PETER G. BRANDEL
                                     Name: Peter G. Brandel
                                     Title: Vice President

                          Exhibit 10(a)(18)
                          -----------------

                             Guarantee
                             ---------

In order to induce Shawmut Bank N.A., as Successor Trustee under that certain Indenture of Mortgage and Trust between the Town of Babylon Industrial Development Agency and NatWest Bank N.A. (formerly known as National Westminster Bank USA) dated as of 10/1/84 (which together with its successors, endorsees and assigns, is hereinafter called the "Bank") to make such advances, loans or extensions of credit, directly or indirectly, to General Microwave Corporation, a New York corporation (hereinafter, whether one or more, called the "Borrower") and to grant to the Borrower such renewals, extensions, forbearances, releases of collateral or other relinquishments of rights as the Bank may deem advisable, and for other valuable consideration, the receipt of which is hereby acknowledged, the undersigned (hereinafter, whether one or more, called the "Guarantor") who, if more than one, shall be jointly and severally liable hereunder, hereby absolutely unconditionally guarantees to the Bank the due and punctual payment when due, whether by acceleration or otherwise, in accordance with the terms thereof, of the principal of and interest on and all other sums payable with respect to any and every obligation or liability of the Borrower to the Bank, whether now existing or hereafter incurred, whether originally contracted with the Bank or with another and transferred to the Bank or otherwise acquired by the Bank, whether contracted by the Borrower alone or jointly with others, and

     Continued on Rider annexed hereto and made a part hereof.

This Guarantee is also secured by (a) any and all property of the Guarantor now or hereafter subject to a security agreement, mortgage, pledge agreement, assignment, hypothecation or other document granting the Bank or any Affiliate a security interest or other lien or encumbrance and (b) any and all collateral described in any and all credit accommodations, notes, loan agreements, and any other agreements and documents, now or hereafter existing, creating, evidencing, guaranteeing, securing or relating to any or all of the Liabilities, together with all amendments, modifications, renewals, or extensions thereof. All of the property described in clauses (i), (ii), (iii), (a) and (b) above shall be collectively referred to herein as the "Collateral". The Bank at any time, before or after an Event of Default (as hereinafter defined), may, but shall not be obligated to, transfer into or out of its own name or that of its nominee all or any of the Collateral, including stocks, bonds, and other securities, and the Bank or its nominee may demand, sue for, collect, receive and hold as like Collateral any or all interest, dividends and income thereon and if any securities are held in the name of the Bank or its nominee, the Bank may, after an Event of Default exercise all voting and other rights pertaining thereto as if the Bank were the absolute owner thereof, but the Bank shall not be obligated to demand payment of, protest, or take any steps necessary to preserve any rights in the Collateral against prior parties, or to take any action whatsoever in regard to the Collateral or any part thereof, all of which the Guarantor assumes and agrees to do. Without limiting the generality of the foregoing, the Bank shall not be obligated to take any action in connection with any conversion, call, redemption, retirement or any other event relating to any Collateral, unless the Guarantor gives written notice to the Bank that such action shall be taken not more than thirty (30) days prior to the time such action may first be taken and not less than ten (1O) days prior to the expiration of the time during which such action may be taken.

The Guarantor hereby grants to the Bank full power, without notice to the Guarantor or to the Borrower, and without in any way affecting the joint and several obligations of each Guarantor hereunder, to deal in any manner with the Borrower, the Liabilities, the Collateral and with any Guarantor hereunder, and any other guarantor of the liabilities including, without limitation, the following powers; (a) to modify or otherwise change any terms of all or any part of the Liabilities and/or the Collateral, to grant any extension or renewal thereof and any other indulgence with respect thereto, and to effect any release, subordination, compromise or settlement with respect to the Borrower, the Liabilities, the Collateral, and the obligations of any one or more of the Guarantors; (b) to enter into any agreement of forbearance with respect to all or any part of the Collateral, or with respect to the Liabilities of the Borrower or the obligations of any Guarantor, to change the terms of any such agreement; (c) to forbear from calling for additional collateral to secure any of the Liabilities or to secure any obligation comprised in the Collateral; and (d) to consent to the substitution, exchange, or release of all or any part of the Collateral, whether or not the collateral, if any, received by the Bank upon any substitution, exchange, or release shall be of the same or of a different character or value than the collateral surrendered by the Bank.

          The Guarantor waives any notice of the acceptance of this Guarantee, or of the creation, renewal or accrual of any of the Liabilities, present or future, or of the reliance of the Bank upon this Guarantee. The Liabilities shall conclusively be presumed to have been created, contracted for, incurred or suffered to exist in reliance upon this Guarantee, and all dealings between the Borrower and the Bank shall likewise be presumed to be in reliance upon this Guarantee. The Guarantor waives protest, presentment, demand for payment, notice of default or non-payment, and notice of dishonor to or upon the Guarantor, the Borrower, or any other party liable for any of the Liabilities. The Guarantor acknowledges that this Guarantee and the Guarantor's obligations under this Guarantee are and shall at all time continue to be absolute and unconditional in all respects, and shall at all times be valid and enforceable irrespective of (a) any other agreements or circumstances of any nature whatsoever which might otherwise constitute a defense to this Guarantee and the obligations of the Guarantor under this Guarantee,
(b) the obligations of any other person or party (including, without limitation, the Borrower) relating to this Guarantee, or (c) the obligations of the Guarantor under this Guarantee or otherwise with respect to the Liabilities. The obligations of the Guarantor hereunder, and the rights of the Bank in the Collateral, shall not be released, discharged or in any way affected, nor shall the Guarantor have any rights against the Bank by reason of the fact that the Bank fails to preserve any rights in the Collateral or take any action whatsoever in regard to the Collateral or that any of the Collateral may be in default at the time of acceptance thereof by the Bank or later, nor by reason of the fact that a valid lien on any of the Collateral may not be conveyed to, or created in favor of, the Bank; nor by reason of the fact that any of the Collateral may be subject to equities or defenses or claims in favor of others or may be invalid or defective in any way; nor by reason of the fact that any of the Liabilities may be invalid or unenforceable against the Borrower or any obligor thereon for any reason whatsoever; nor by reason of the fact that the value of the Collateral, if any, or the financial condition of the Borrower, or of any obligee under the guarantee, if any, of the Collateral, may not have been correctly estimated or was thereafter changed; nor by reason of any deterioration, waste, or loss by fire, theft, or otherwise of any of the Collateral; nor by reason of the release, in whole or in part, with or without consideration, of the Collateral or any of it.

In case the Borrower shall fail to pay all or any part of the Liabilities when due, the Guarantor immediately will pay to the Bank the amount due and unpaid by the Borrower under such Liabilities, in like manner as if such amount constituted the direct and primary obligation of the Guarantor. The Bank shall have its remedy under this Guarantee without, being obliged to resort first to the Collateral or to any other security or to any other remedy or remedies to enforce payment or collection of the Liabilities, and may pursue all or any of its remedies at one or at different times. With respect to the Claims, the Bank shall have the full right on the part of the Bank in its own name or in the name of the Guarantor to collect and enforce such Claims by legal action, proof of debt in bankruptcy or other liquidation proceedings, vote in any proceeding for the arrangement of debts at any time proposed, or otherwise, the Bank and each of its officers being hereby irrevocably constituted attorneys-in-fact for the Guarantor for the purpose of such enforcement and for the purpose of endorsing in the name of the Guarantor any instrument for the payment of money. The Guarantor will receive as trustee for the Bank and will pay to the Bank forthwith upon receipt thereof any amounts which the Guarantor may receive from the Borrower on account of the said Claims. The Guarantor agrees that at no time hereafter will any of such Claims be represented by any notes, other negotiable instruments or writings, except and in such event they shall either be made payable to the Bank, or if payable to the Guarantor, shall forthwith be endorsed by the Guarantor to the Bank. The Guarantor agrees that no payment on account of such Claims or any security interest therein shall be created, received, accepted or retained nor shall any financing statement be flied with respect thereto by the Guarantor unless and until the Borrower has paid and satisfied in full all the Liabilities. The Bank is hereby authorized and empowered, upon the occurrence of any Event of Default, to appropriate and apply to the payment and extinguishment of the Liabilities of the Borrower and obligations of the Guarantor any and all claims, demands, monies, property, securities, deposits, or credit balances without demand, advertisement or notice, all of which are hereby expressly waived.

In the event that the Bank shall receive any payments on account of any of the Liabilities, whether directly or indirectly, and it shall subsequently be determined that such payments were for any reason improper, or a claim shall be made against the Bank that the same were improper, and the Bank either voluntarily or pursuant to court order shall return the same, the Guarantor shall be liable, with the same effect as if the said payments had never been paid to, or received by, the Bank, for the amount of such repaid or returned payments, notwithstanding the fact that they may theretofore have been credited on account of the Liabilities or any of them. If the Guarantee hereunder with respect to any Guarantor would be held or determined to be void, invalid or unenforceable on account of the amount of such Guarantor's aggregate liability under this Guarantee, then notwithstanding any other provision of this Guarantee to the contrary, the maximum liability of such Guarantor hereunder shall be automatically limited and reduced to an amount equal to the maximum amount that would not render this Guarantee with respect to such Guarantor void, invalid or unenforceable. The invalidity or unenforceability of any portion of this Guarantee shall in no way affect the validity or enforceability of any other portion of this Guarantee.

If any of the following events shall occur (each an "Event of Default"): default by the Borrower with respect to the Liabilities or by the Guarantor with respect to the obligations or liabilities of either of them to the Bank, or in case the Borrower or any Guarantor shall die, or become insolvent, or be unable to meet his or its debts as they mature after 10 days notice, or make any assignment for the benefit of creditors after 10 days notice, or if an order for relief under the Federal Bankruptcy Code, as now or hereafter in effect, shall be entered against the Borrower or any Guarantor, or if a receiver, trustee or custodian of any kind (either at law or in equity) of any of the property of the Borrower or of any Guarantor is appointed, or if a judgment is obtained or a warrant of attachment issued against the Borrower or any Guarantor in excess of $50,000.00 which is not fully covered by insurance and shall continue unsatisfied and unstayed for a period of 60 days, of if the financial or business condition of the Borrower or any Guarantor shall so change as in the opinion of the Bank to impair materially the Bank's security or increase its risk after 10 days notice, or in the event of any default in the performance of any obligation comprised in the Collateral or if the Bank in good faith shall deem itself insecure after 10 days notice, then the Liabilities of the Borrower and the obligations of the Guarantor to the Bank, whether direct or contingent, and of every description, shall, without notice or demand become immediately due and payable and shall be paid forthwith by the Guarantor, and in such event the Bank may sell or dispose of the whole or any part of the Collateral, at public or private sale with or without any previous demand for performance to the Guarantor or the Borrower. Any legal requirement of notice of any such sale or other disposition shall be deemed satisfied by the giving of five days prior written notice which shall also be deemed reasonable notice. If the Collateral is perishable or threatens to decline speedily in value or is of a type customarily sold on a recognized market, the Bank shall not be required to give notice of public or private sale or other intended disposition of the Collateral. The Bank may retain from the proceeds of any such sale all costs and charges incurred by it in the said taking and sale or other disposal including but not limited to attorneys' fees, if a deficit should remain after any such sale or other disposal, the Guarantor will pay the same promptly upon demand to the Bank. The Bank or its agent may bid and/or purchase free from any right or equity of redemption at any such public or private sale. In any event the Guarantor and Borrower agree to pay attorneys' fees of 20% of all amounts then due and owing from the Guarantor and the Borrower to the Bank which fees the Guarantor hereby agrees to be reasonable if any Liabilities of the Borrower or any obligations of the Guarantor to the Bank arc placed in the hands of an attorney for collection. Any stocks, bonds or other securities held by the Bank hereunder may, whether or not the Borrower or the Guarantor is in default, be registered and held in the name of the Bank or its nominee, and after default the Bank or its nominee may exercise all voting and other corporate rights as if the Bank were the absolute owner thereof.

No delay on the part of the Bank in exercising any power or right hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any power or right hereunder or the failure to exercise same in any instance preclude other or further exercise thereof or the exercise of any other power or right; nor shall the Bank be liable for exercising or failing to exercise any such power or right; the right and remedies hereunder expressly specified are cumulative and not exclusive of any rights or remedies which the Bank or any one in whose behalf it has acted or shall act as herein provided, or its or his or their transferees, may or will otherwise have.

The term "the Bank" as used throughout this instrument shall be deemed to include Shawmut Bank N.A. all of its branches and departments, and any individual, partnership or corporation acting as its nominee or agent, and any corporate subsidiary the stock of which is owned or controlled, directly or indirectly, by Shawmut Bank N.A. The term "Borrower" as used throughout this instrument shall include the individual or individuals, association, partnership, limited liability company or corporation named herein as the Borrower, and (a) any successor, individual or individuals, association, partnership or limited liability company or corporation to which all or substantially all of the business or assets of the Borrower shall have been transferred, (b) in the case of a Borrower which is a partnership or limited liability company, any new partnership or limited liability company, as the case may be, which shall have been created by reason of the admission of any new partner (member) or partners (members) therein or the dissolution of the existing partnership (limited liability company) by the death, resignation or other withdrawal of any partner (member), and (c) in the case of a Borrower which is a corporation, any other corporation into or with which the Borrower shall have been merged, consolidated, reorganized, purchased or absorbed.

The Guarantee shall, without further reference, pass to and may be relied on and enforced by any successor or assignee of the Bank, and any transferee or subsequent holder of any of the Liabilities and the Borrower and/or the Guarantor will not assert any claims it may have against the Bank against any such assignee, successor, transferee, or any other subsequent holder. NO CLAIM MAY BE MADE BY ANY GUARANTOR AGAINST THE BANK OR THE AFFILIATES, DIRECTORS, OFFICERS, EMPLOYEES, ATTORNEYS OR AGENTS OF THE BANK FOR ANY SPECIAL, INDIRECT OR CONSEQUENTIAL DAMAGES OR, TO THE FULLEST EXTENT PERMITTED BY LAW, FOR ANY PUNITIVE DAMAGES IN RESPECT OF ANY CLAIM OR CAUSE OF ACTION (WHETHER BASED ON CONTRACT, TORT, STATUTORY LIABILITY, OR ANY OTHER GROUND) BASED ON, ARISING OUT OF OR RELATED TO THIS GUARANTEE, THE LIABILITIES OR THE TRANSACTIONS CONTEMPLATED HEREBY OR ANY ACT, OMISSION OR EVENT OCCURRING IN CONNECTION THEREWITH, AND EACH GUARANTOR HEREBY WAIVES, RELEASES AND AGREES NEVER TO SUE UPON ANY CLAIM FOR ANY SUCH DAMAGES, WHETHER SUCH CLAIM NOW EXISTS OR HEREAFTER ARISES AND WHETHER OR NOT IT IS NOW KNOWN OR SUSPECTED TO EXIST IN ITS FAVOR. This is a continuing guaranty, and is to remain in force throughout business relations between the Borrower and the Bank, and until the payment of all Liabilities of the Borrower to the Bank, whether now existing or hereafter incurred, notwithstanding the appointment of a receiver of, or the dissolution of, and/or any other change in, or with respect to the Borrower. No change, modification, waiver, or discharge, in whole or in part, of this Guarantee shall be effective unless in writing and signed by the party against whom such change, modification, waiver, or discharge is sought to be enforced. However, this Guarantee may be terminated with respect to the obligations of any of the Guarantors (but then only so far as it relates to Liabilities arising after such termination), only upon written notice to that effect delivered by such Guarantor to the Bank and receipt thereof acknowledged in writing by an officer of the Bank. In the event of termination such Guarantor and his, her or its respective executors, administrators and assigns shall nevertheless remain liable with respect to the Liabilities theretofore created or arising, and with respect to such Liabilities and any renewals, or other liabilities arising out of the same, this instrument shall continue in full force and effect and the Bank shall have all the rights herein provided for as if no such termination had occurred; and the Guarantors, if any, who have not joined in such termination shall continue to be liable hereunder as if no such termination had been effected. In addition to all rights and remedies granted herein, the Bank shall have all of the rights of a Secured Party under the Uniform Commercial Code of the Governing State (which term as used in this Guarantee shall mean the state indicated as such below; provided, that, if no such state is indicated then Governing State shall mean the state where the Bank's office that originated the Liabilities is located). This Guarantee shall be deemed to have been made in the Governing State, the Guarantor consents to the jurisdiction of the state and federal courts of the Governing State, and the rights and liabilities of the parties shall be determined in accordance with the laws of the Governing State.

The Guarantor has made an independent investigation of the Borrower and of the financial condition of the Borrower. The Bank has not made and does not make any representations or warranties as to the income, expense, operation, finances or any other matter or thing affecting the Borrower nor has the Bank made any representation or warranties as to the amount or nature of the Liabilities of the Borrower to which this Guarantee applies as specifically herein set forth, nor has the Bank or any officer, agent or employee of the Bank or any representative thereof, made any other oral representations, agreements or commitments of any kind or nature, and the Guarantor hereby expressly acknowledges that no such representations or warranties have been made and the Guarantor expressly disclaims reliance on any such representations or warranties. It is agreed that all understandings and agreements heretofore had between the parties hereto are merged in this Guarantee, which alone, fully and completely, expresses their understanding.

EACH GUARANTOR ABSOLUTELY, UNCONDITIONALLY AND IRREVOCABLY WAIVES
(A) THE RIGHT TO A TRIAL BY JURY IN ANY LITIGATION WITH THE BANK (WHETHER OR NOT ARISING OUT OF OR RELATING TO ANY NOTE) (B) ALL RIGHT TO ASSERT ANY DEFENSE, SET-OFF, COUNTERCLAIM OR CROSS-CLAIM OF ANY NATURE WHATSOEVER (I) WITH RESPECT TO THIS GUARANTEE OR THE OBLIGATIONS OF THE GUARANTOR UNDER THIS GUARANTEE, OR (II) WITH RESPECT TO THE OBLIGATIONS OF ANY OTHER PERSON OR PARTY (INCLUDING, WITHOUT LIMITATION, THE BORROWER) RELATING TO THIS GUARANTEE OR OTHERWISE WITH RESPECT TO THE LIABILITIES, IN ANY ACTION OR PROCEEDING BROUGHT BY THE HOLDER HEREOF TO ENFORCE ITS RIGHTS AND REMEDIES WITH RESPECT TO THE LIABILITIES OR ANY PORTION THEREOF, OR TO ENFORCE THE OBLIGATIONS OF THE GUARANTOR UNDER THIS GUARANTEE; AND (C) TO THE EXTENT THE UNDERSIGNED IS AN INDIVIDUAL, ANY CLAIM, RIGHT OR REMEDY, WHICH MAY ARISE BY ANY STATUTE OR OTHERWISE, WHICH THE GUARANTOR MAY NOW HAVE OR HEREAFTER ACQUIRE AGAINST THE BORROWER THAT ARISES FROM (I) THE EXECUTION OR PERFORMANCE BY THE GUARANTOR OF ITS OBLIGATIONS TO THE BANK UNDER THIS GUARANTEE, INCLUDING, WITHOUT LIMITATION, ANY CLAIM, REMEDY OR RIGHT OR SUBROGATION, REIMBURSEMENT, EXONERATION, CONTRIBUTION, OR INDEMNIFICATION AGAINST THE BORROWER, OR (II) THE PARTICIPATION BY THE GUARANTOR IN ANY CLAIM, RIGHT OR REMEDY OF THE BANK AGAINST THE BORROWER OR IN ANY SECURITY WHICH THE BANK NOW HAS OR HEREAFTER ACQUIRES BY STATUTE, UNDER COMMON LAWS OR OTHERWISE.

Each Guarantor hereby authorizes the Bank to date this Guarantee and to complete and fill in any blank spaces in this Guarantee In order to conform to terms upon which the Guarantee is provided. Each Guarantor further authorizes the Bank to execute and file one or more financing statements covering the collateral security or any part thereof and each Guarantor agrees to bear the cost of such filing(s). The term "Bank" as used herein shall be deemed to include the Bank and its successors, endorsers and assigns.

Governing State:            New York

Schedule of Specific Possessory Collateral
__________________________________________________________________
__________________________________________________________________

IN WITNESS WHEREOF, this instrument has been duly executed by the undersigned on the 16th day of January, 1996.

IN THE PRESENCE OF:                GUARANTORS;
                                   INDIVIDUAL SIGNORS:


_______________________________    ________________________________
Bank Officer/Notary                Name:             , Individually

                                   ________________________________
                                   (Address)



_______________________________    ________________________________
Bank Officer/Notary                Name:             , Individually

                                   ________________________________
                                        (Address)


                                   CORPORATION, PARTNERSHIP, OR
                                   LIMITED LIABILITY COMPANY
                                   SIGNORS:

                                   General Microcircuits Corp.
                                   Name of Corporation, Partnership
                                   or Limited Liability Company


                                   By: s/ARNOLD H. LEVINE
Bank Officer/Notary                   Name:  Arnold H. Levine
                                           Title: Treasurer

                                   780 Boston Road, Billerica,
                                   Massachusetts 01821
                                   (Address)

                        RIDER TO GUARANTEE

                                OF

                    GENERAL MICROCIRCUITS CORP.

                      DATED JANUARY 16, 1996

                                TO

              SHAWMUT BANK N.A., AS SUCCESSOR TRUSTEE
                      OF THE INDEBTEDNESS OF
                   GENERAL MICROWAVE CORPORATION



*including all penalties and other expenses of and payments by the Bank, but only in connection with or arising out of the obligations of the Borrower to the Bank in connection with the 1984 Variable Rate 7-Day Demand Industrial Development Revenue Bonds (General Microwave Corporation Facility) (such obligations and liabilities of the Borrower being hereinafter collectively called the "Liabilities"). The Bank shall be entitled to apply any payment or amount received from the Borrower or the Guarantor or in respect of collateral to either principal of, interest on or other components of the Liabilities in such order and priority as the Bank shall determine in its sole discretion. The obligations of the Guarantor under this Guarantee shall not be reduced as the result of any proceeding or action by the Bank against the Borrower or against any collateral given to secure payment of the Liabilities.


                                   GENERAL MICROCIRCUITS CORP.


                                   By:s/ARNOLD H. LEVINE
                                      Name:  Arnold H. Levine
                                      Title: Treasurer

                          Exhibit 10(a)(19)
                          -----------------

                             Guarantee
                             ---------

In order to induce Shawmut Bank N.A., as Successor Trustee under that certain Indenture of Mortgage and Trust between the Town of Babylon Industrial Development Agency and NatWest Bank N.A. (formerly known as National Westminster Bank USA) dated as of 10/1/84 (which together with its successors, endorsees and assigns, is hereinafter called the "Bank") to make such advances, loans or extensions of credit, directly or indirectly, to General Microwave Corporation, a New York corporation (hereinafter, whether one or more, called the "Borrower") and to grant to the Borrower such renewals, extensions, forbearances, releases of collateral or other relinquishments of rights as the Bank may deem advisable, and for other valuable consideration, the receipt of which is hereby acknowledged, the undersigned (hereinafter, whether one or more, called the "Guarantor") who, if more than one, shall be jointly and severally liable hereunder, hereby absolutely unconditionally guarantees to the Bank the due and punctual payment when due, whether by acceleration or otherwise, in accordance with the terms thereof, of the principal of and interest on and all other sums payable with respect to any and every obligation or liability of the Borrower to the Bank, whether now existing or hereafter incurred, whether originally contracted with the Bank or with another and transferred to the Bank or otherwise acquired by the Bank, whether contracted by the Borrower alone or jointly with others, and

     Continued on Rider annexed hereto and made a part hereof.

This Guarantee is also secured by (a) any and all property of the Guarantor now or hereafter subject to a security agreement, mortgage, pledge agreement, assignment, hypothecation or other document granting the Bank or any Affiliate a security interest or other lien or encumbrance and (b) any and all collateral described in any and all credit accommodations, notes, loan agreements, and any other agreements and documents, now or hereafter existing, creating, evidencing, guaranteeing, securing or relating to any or all of the Liabilities, together with all amendments, modifications, renewals, or extensions thereof. All of the property described in clauses (i), (ii), (iii), (a) and (b) above shall be collectively referred to herein as the "Collateral". The Bank at any time, before or after an Event of Default (as hereinafter defined), may, but shall not be obligated to, transfer into or out of its own name or that of its nominee all or any of the Collateral, including stocks, bonds, and other securities, and the Bank or its nominee may demand, sue for, collect, receive and hold as like Collateral any or all interest, dividends and income thereon and if any securities are held in the name of the Bank or its nominee, the Bank may, after an Event of Default exercise all voting and other rights pertaining thereto as if the Bank were the absolute owner thereof, but the Bank shall not be obligated to demand payment of, protest, or take any steps necessary to preserve any rights in the Collateral against prior parties, or to take any action whatsoever in regard to the Collateral or any part thereof, all of which the Guarantor assumes and agrees to do. Without limiting the generality of the foregoing, the Bank shall not be obligated to take any action in connection with any conversion, call, redemption, retirement or any other event relating to any Collateral, unless the Guarantor gives written notice to the Bank that such action shall be taken not more than thirty (30) days prior to the time such action may first be taken and not less than ten (1O) days prior to the expiration of the time during which such action may be taken.

The Guarantor hereby grants to the Bank full power, without notice to the Guarantor or to the Borrower, and without in any way affecting the joint and several obligations of each Guarantor hereunder, to deal in any manner with the Borrower, the Liabilities, the Collateral and with any Guarantor hereunder, and any other guarantor of the liabilities including, without limitation, the following powers; (a) to modify or otherwise change any terms of all or any part of the Liabilities and/or the Collateral, to grant any extension or renewal thereof and any other indulgence with respect thereto, and to effect any release, subordination, compromise or settlement with respect to the Borrower, the Liabilities, the Collateral, and the obligations of any one or more of the Guarantors; (b) to enter into any agreement of forbearance with respect to all or any part of the Collateral, or with respect to the Liabilities of the Borrower or the obligations of any Guarantor, to change the terms of any such agreement; (c) to forbear from calling for additional collateral to secure any of the Liabilities or to secure any obligation comprised in the Collateral; and (d) to consent to the substitution, exchange, or release of all or any part of the Collateral, whether or not the collateral, if any, received by the Bank upon any substitution, exchange, or release shall be of the same or of a different character or value than the collateral surrendered by the Bank.

          The Guarantor waives any notice of the acceptance of this Guarantee, or of the creation, renewal or accrual of any of the Liabilities, present or future, or of the reliance of the Bank upon this Guarantee. The Liabilities shall conclusively be presumed to have been created, contracted for, incurred or suffered to exist in reliance upon this Guarantee, and all dealings between the Borrower and the Bank shall likewise be presumed to be in reliance upon this Guarantee. The Guarantor waives protest, presentment, demand for payment, notice of default or non-payment, and notice of dishonor to or upon the Guarantor, the Borrower, or any other party liable for any of the Liabilities. The Guarantor acknowledges that this Guarantee and the Guarantor's obligations under this Guarantee are and shall at all time continue to be absolute and unconditional in all respects, and shall at all times be valid and enforceable irrespective of (a) any other agreements or circumstances of any nature whatsoever which might otherwise constitute a defense to this Guarantee and the obligations of the Guarantor under this Guarantee,
(b) the obligations of any other person or party (including, without limitation, the Borrower) relating to this Guarantee, or (c) the obligations of the Guarantor under this Guarantee or otherwise with respect to the Liabilities. The obligations of the Guarantor hereunder, and the rights of the Bank in the Collateral, shall not be released, discharged or in any way affected, nor shall the Guarantor have any rights against the Bank by reason of the fact that the Bank fails to preserve any rights in the Collateral or take any action whatsoever in regard to the Collateral or that any of the Collateral may be in default at the time of acceptance thereof by the Bank or later, nor by reason of the fact that a valid lien on any of the Collateral may not be conveyed to, or created in favor of, the Bank; nor by reason of the fact that any of the Collateral may be subject to equities or defenses or claims in favor of others or may be invalid or defective in any way; nor by reason of the fact that any of the Liabilities may be invalid or unenforceable against the Borrower or any obligor thereon for any reason whatsoever; nor by reason of the fact that the value of the Collateral, if any, or the financial condition of the Borrower, or of any obligee under the guarantee, if any, of the Collateral, may not have been correctly estimated or was thereafter changed; nor by reason of any deterioration, waste, or loss by fire, theft, or otherwise of any of the Collateral; nor by reason of the release, in whole or in part, with or without consideration, of the Collateral or any of it.

In case the Borrower shall fail to pay all or any part of the Liabilities when due, the Guarantor immediately will pay to the Bank the amount due and unpaid by the Borrower under such Liabilities, in like manner as if such amount constituted the direct and primary obligation of the Guarantor. The Bank shall have its remedy under this Guarantee without, being obliged to resort first to the Collateral or to any other security or to any other remedy or remedies to enforce payment or collection of the Liabilities, and may pursue all or any of its remedies at one or at different times. With respect to the Claims, the Bank shall have the full right on the part of the Bank in its own name or in the name of the Guarantor to collect and enforce such Claims by legal action, proof of debt in bankruptcy or other liquidation proceedings, vote in any proceeding for the arrangement of debts at any time proposed, or otherwise, the Bank and each of its officers being hereby irrevocably constituted attorneys-in-fact for the Guarantor for the purpose of such enforcement and for the purpose of endorsing in the name of the Guarantor any instrument for the payment of money. The Guarantor will receive as trustee for the Bank and will pay to the Bank forthwith upon receipt thereof any amounts which the Guarantor may receive from the Borrower on account of the said Claims. The Guarantor agrees that at no time hereafter will any of such Claims be represented by any notes, other negotiable instruments or writings, except and in such event they shall either be made payable to the Bank, or if payable to the Guarantor, shall forthwith be endorsed by the Guarantor to the Bank. The Guarantor agrees that no payment on account of such Claims or any security interest therein shall be created, received, accepted or retained nor shall any financing statement be flied with respect thereto by the Guarantor unless and until the Borrower has paid and satisfied in full all the Liabilities. The Bank is hereby authorized and empowered, upon the occurrence of any Event of Default, to appropriate and apply to the payment and extinguishment of the Liabilities of the Borrower and obligations of the Guarantor any and all claims, demands, monies, property, securities, deposits, or credit balances without demand, advertisement or notice, all of which are hereby expressly waived.

In the event that the Bank shall receive any payments on account of any of the Liabilities, whether directly or indirectly, and it shall subsequently be determined that such payments were for any reason improper, or a claim shall be made against the Bank that the same were improper, and the Bank either voluntarily or pursuant to court order shall return the same, the Guarantor shall be liable, with the same effect as if the said payments had never been paid to, or received by, the Bank, for the amount of such repaid or returned payments, notwithstanding the fact that they may theretofore have been credited on account of the Liabilities or any of them. If the Guarantee hereunder with respect to any Guarantor would be held or determined to be void, invalid or unenforceable on account of the amount of such Guarantor's aggregate liability under this Guarantee, then notwithstanding any other provision of this Guarantee to the contrary, the maximum liability of such Guarantor hereunder shall be automatically limited and reduced to an amount equal to the maximum amount that would not render this Guarantee with respect to such Guarantor void, invalid or unenforceable. The invalidity or unenforceability of any portion of this Guarantee shall in no way affect the validity or enforceability of any other portion of this Guarantee.

If any of the following events shall occur (each an "Event of Default"): default by the Borrower with respect to the Liabilities or by the Guarantor with respect to the obligations or liabilities of either of them to the Bank, or in case the Borrower or any Guarantor shall die, or become insolvent, or be unable to meet his or its debts as they mature after 10 days notice, or make any assignment for the benefit of creditors after 10 days notice, or if an order for relief under the Federal Bankruptcy Code, as now or hereafter in effect, shall be entered against the Borrower or any Guarantor, or if a receiver, trustee or custodian of any kind (either at law or in equity) of any of the property of the Borrower or of any Guarantor is appointed, or if a judgment is obtained or a warrant of attachment issued against the Borrower or any Guarantor in excess of $50,000.00 which is not fully covered by insurance and shall continue unsatisfied and unstayed for a period of 60 days, of if the financial or business condition of the Borrower or any Guarantor shall so change as in the opinion of the Bank to impair materially the Bank's security or increase its risk after 10 days notice, or in the event of any default in the performance of any obligation comprised in the Collateral or if the Bank in good faith shall deem itself insecure after 10 days notice, then the Liabilities of the Borrower and the obligations of the Guarantor to the Bank, whether direct or contingent, and of every description, shall, without notice or demand become immediately due and payable and shall be paid forthwith by the Guarantor, and in such event the Bank may sell or dispose of the whole or any part of the Collateral, at public or private sale with or without any previous demand for performance to the Guarantor or the Borrower. Any legal requirement of notice of any such sale or other disposition shall be deemed satisfied by the giving of five days prior written notice which shall also be deemed reasonable notice. If the Collateral is perishable or threatens to decline speedily in value or is of a type customarily sold on a recognized market, the Bank shall not be required to give notice of public or private sale or other intended disposition of the Collateral. The Bank may retain from the proceeds of any such sale all costs and charges incurred by it in the said taking and sale or other disposal including but not limited to attorneys' fees, if a deficit should remain after any such sale or other disposal, the Guarantor will pay the same promptly upon demand to the Bank. The Bank or its agent may bid and/or purchase free from any right or equity of redemption at any such public or private sale. In any event the Guarantor and Borrower agree to pay attorneys' fees of 20% of all amounts then due and owing from the Guarantor and the Borrower to the Bank which fees the Guarantor hereby agrees to be reasonable if any Liabilities of the Borrower or any obligations of the Guarantor to the Bank arc placed in the hands of an attorney for collection. Any stocks, bonds or other securities held by the Bank hereunder may, whether or not the Borrower or the Guarantor is in default, be registered and held in the name of the Bank or its nominee, and after default the Bank or its nominee may exercise all voting and other corporate rights as if the Bank were the absolute owner thereof.

No delay on the part of the Bank in exercising any power or right hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any power or right hereunder or the failure to exercise same in any instance preclude other or further exercise thereof or the exercise of any other power or right; nor shall the Bank be liable for exercising or failing to exercise any such power or right; the right and remedies hereunder expressly specified are cumulative and not exclusive of any rights or remedies which the Bank or any one in whose behalf it has acted or shall act as herein provided, or its or his or their transferees, may or will otherwise have.

The term "the Bank" as used throughout this instrument shall be deemed to include Shawmut Bank N.A. all of its branches and departments, and any individual, partnership or corporation acting as its nominee or agent, and any corporate subsidiary the stock of which is owned or controlled, directly or indirectly, by Shawmut Bank N.A. The term "Borrower" as used throughout this instrument shall include the individual or individuals, association, partnership, limited liability company or corporation named herein as the Borrower, and (a) any successor, individual or individuals, association, partnership or limited liability company or corporation to which all or substantially all of the business or assets of the Borrower shall have been transferred, (b) in the case of a Borrower which is a partnership or limited liability company, any new partnership or limited liability company, as the case may be, which shall have been created by reason of the admission of any new partner (member) or partners (members) therein or the dissolution of the existing partnership (limited liability company) by the death, resignation or other withdrawal of any partner (member), and (c) in the case of a Borrower which is a corporation, any other corporation into or with which the Borrower shall have been merged, consolidated, reorganized, purchased or absorbed.

The Guarantee shall, without further reference, pass to and may be relied on and enforced by any successor or assignee of the Bank, and any transferee or subsequent holder of any of the Liabilities and the Borrower and/or the Guarantor will not assert any claims it may have against the Bank against any such assignee, successor, transferee, or any other subsequent holder. NO CLAIM MAY BE MADE BY ANY GUARANTOR AGAINST THE BANK OR THE AFFILIATES, DIRECTORS, OFFICERS, EMPLOYEES, ATTORNEYS OR AGENTS OF THE BANK FOR ANY SPECIAL, INDIRECT OR CONSEQUENTIAL DAMAGES OR, TO THE FULLEST EXTENT PERMITTED BY LAW, FOR ANY PUNITIVE DAMAGES IN RESPECT OF ANY CLAIM OR CAUSE OF ACTION (WHETHER BASED ON CONTRACT, TORT, STATUTORY LIABILITY, OR ANY OTHER GROUND) BASED ON, ARISING OUT OF OR RELATED TO THIS GUARANTEE, THE LIABILITIES OR THE TRANSACTIONS CONTEMPLATED HEREBY OR ANY ACT, OMISSION OR EVENT OCCURRING IN CONNECTION THEREWITH, AND EACH GUARANTOR HEREBY WAIVES, RELEASES AND AGREES NEVER TO SUE UPON ANY CLAIM FOR ANY SUCH DAMAGES, WHETHER SUCH CLAIM NOW EXISTS OR HEREAFTER ARISES AND WHETHER OR NOT IT IS NOW KNOWN OR SUSPECTED TO EXIST IN ITS FAVOR. This is a continuing guaranty, and is to remain in force throughout business relations between the Borrower and the Bank, and until the payment of all Liabilities of the Borrower to the Bank, whether now existing or hereafter incurred, notwithstanding the appointment of a receiver of, or the dissolution of, and/or any other change in, or with respect to the Borrower. No change, modification, waiver, or discharge, in whole or in part, of this Guarantee shall be effective unless in writing and signed by the party against whom such change, modification, waiver, or discharge is sought to be enforced. However, this Guarantee may be terminated with respect to the obligations of any of the Guarantors (but then only so far as it relates to Liabilities arising after such termination), only upon written notice to that effect delivered by such Guarantor to the Bank and receipt thereof acknowledged in writing by an officer of the Bank. In the event of termination such Guarantor and his, her or its respective executors, administrators and assigns shall nevertheless remain liable with respect to the Liabilities theretofore created or arising, and with respect to such Liabilities and any renewals, or other liabilities arising out of the same, this instrument shall continue in full force and effect and the Bank shall have all the rights herein provided for as if no such termination had occurred; and the Guarantors, if any, who have not joined in such termination shall continue to be liable hereunder as if no such termination had been effected. In addition to all rights and remedies granted herein, the Bank shall have all of the rights of a Secured Party under the Uniform Commercial Code of the Governing State (which term as used in this Guarantee shall mean the state indicated as such below; provided, that, if no such state is indicated then Governing State shall mean the state where the Bank's office that originated the Liabilities is located). This Guarantee shall be deemed to have been made in the Governing State, the Guarantor consents to the jurisdiction of the state and federal courts of the Governing State, and the rights and liabilities of the parties shall be determined in accordance with the laws of the Governing State.

The Guarantor has made an independent investigation of the Borrower and of the financial condition of the Borrower. The Bank has not made and does not make any representations or warranties as to the income, expense, operation, finances or any other matter or thing affecting the Borrower nor has the Bank made any representation or warranties as to the amount or nature of the Liabilities of the Borrower to which this Guarantee applies as specifically herein set forth, nor has the Bank or any officer, agent or employee of the Bank or any representative thereof, made any other oral representations, agreements or commitments of any kind or nature, and the Guarantor hereby expressly acknowledges that no such representations or warranties have been made and the Guarantor expressly disclaims reliance on any such representations or warranties. It is agreed that all understandings and agreements heretofore had between the parties hereto are merged in this Guarantee, which alone, fully and completely, expresses their understanding.

EACH GUARANTOR ABSOLUTELY, UNCONDITIONALLY AND IRREVOCABLY WAIVES
(A) THE RIGHT TO A TRIAL BY JURY IN ANY LITIGATION WITH THE BANK (WHETHER OR NOT ARISING OUT OF OR RELATING TO ANY NOTE) (B) ALL RIGHT TO ASSERT ANY DEFENSE, SET-OFF, COUNTERCLAIM OR CROSS-CLAIM OF ANY NATURE WHATSOEVER (I) WITH RESPECT TO THIS GUARANTEE OR THE OBLIGATIONS OF THE GUARANTOR UNDER THIS GUARANTEE, OR (II) WITH RESPECT TO THE OBLIGATIONS OF ANY OTHER PERSON OR PARTY (INCLUDING, WITHOUT LIMITATION, THE BORROWER) RELATING TO THIS GUARANTEE OR OTHERWISE WITH RESPECT TO THE LIABILITIES, IN ANY ACTION OR PROCEEDING BROUGHT BY THE HOLDER HEREOF TO ENFORCE ITS RIGHTS AND REMEDIES WITH RESPECT TO THE LIABILITIES OR ANY PORTION THEREOF, OR TO ENFORCE THE OBLIGATIONS OF THE GUARANTOR UNDER THIS GUARANTEE; AND (C) TO THE EXTENT THE UNDERSIGNED IS AN INDIVIDUAL, ANY CLAIM, RIGHT OR REMEDY, WHICH MAY ARISE BY ANY STATUTE OR OTHERWISE, WHICH THE GUARANTOR MAY NOW HAVE OR HEREAFTER ACQUIRE AGAINST THE BORROWER THAT ARISES FROM (I) THE EXECUTION OR PERFORMANCE BY THE GUARANTOR OF ITS OBLIGATIONS TO THE BANK UNDER THIS GUARANTEE, INCLUDING, WITHOUT LIMITATION, ANY CLAIM, REMEDY OR RIGHT OR SUBROGATION, REIMBURSEMENT, EXONERATION, CONTRIBUTION, OR INDEMNIFICATION AGAINST THE BORROWER, OR (II) THE PARTICIPATION BY THE GUARANTOR IN ANY CLAIM, RIGHT OR REMEDY OF THE BANK AGAINST THE BORROWER OR IN ANY SECURITY WHICH THE BANK NOW HAS OR HEREAFTER ACQUIRES BY STATUTE, UNDER COMMON LAWS OR OTHERWISE.

Each Guarantor hereby authorizes the Bank to date this Guarantee and to complete and fill in any blank spaces in this Guarantee In order to conform to terms upon which the Guarantee is provided. Each Guarantor further authorizes the Bank to execute and file one or more financing statements covering the collateral security or any part thereof and each Guarantor agrees to bear the cost of such filing(s). The term "Bank" as used herein shall be deemed to include the Bank and its successors, endorsers and assigns.

Governing State:            New York

Schedule of Specific Possessory Collateral

__________________________________________________________________
__________________________________________________________________


IN WITNESS WHEREOF, this instrument has been duly executed by the undersigned on the 16th day of January, 1996.

IN THE PRESENCE OF:                GUARANTORS;
                                   INDIVIDUAL SIGNORS:


_______________________________    ________________________________
Bank Officer/Notary                Name:             , Individually

                                   ________________________________
                                   (Address)



_______________________________    ________________________________
Bank Officer/Notary                Name:             , Individually

                                   ________________________________
                                   (Address)



                                   CORPORATION, PARTNERSHIP, OR
                                   LIMITED LIABILITY COMPANY
                                   SIGNORS:

                                   Math Associates, Inc.
                                   Name of Corporation, Partnership
                                        or Limited Liability Company


                                   By: s/ARNOLD H. LEVINE
Bank Officer/Notary                   Name:  Arnold H. Levine
                                           Title: Treasurer

                                   5500 New Horizons Boulevard
                                   Amityville, New York  11701
                                   (Address)

                        RIDER TO GUARANTEE

                                OF

                       MATH ASSOCIATES, INC.

                      DATED JANUARY 16, 1996

                                TO

              SHAWMUT BANK N.A., AS SUCCESSOR TRUSTEE
                      OF THE INDEBTEDNESS OF
                   GENERAL MICROWAVE CORPORATION



*including all penalties and other expenses of and payments by the Bank, but only in connection with or arising out of the obligations of the Borrower to the Bank in connection with the 1984 Variable Rate 7-Day Demand Industrial Development Revenue Bonds (General Microwave Corporation Facility) (such obligations and liabilities of the Borrower being hereinafter collectively called the "Liabilities"). The Bank shall be entitled to apply any payment or amount received from the Borrower or the Guarantor or in respect of collateral to either principal of, interest on or other components of the Liabilities in such order and priority as the Bank shall determine in its sole discretion. The obligations of the Guarantor under this Guarantee shall not be reduced as the result of any proceeding or action by the Bank against the Borrower or against any collateral given to secure payment of the Liabilities.


                                   MATH ASSOCIATES, INC.


                                   By:s/ARNOLD H. LEVINE
                                      Name:  Arnold H. Levine
                                      Title: Treasurer

                         Exhibit 10(a)(20)
                         -----------------

                             Guarantee
                             ---------

In order to induce NatWest Bank N.A. (which together with its successors, endorsees and assigns, is hereinafter called the "Bank") to make such advances, loans or extensions of credit, directly or indirectly, to General Microwave Corporation, a New York corporation (hereinafter, whether one or more, called the "Borrower") and to grant to the Borrower such renewals, extensions, forbearances, releases of collateral or other relinquishments of rights as the Bank may deem advisable, and for other valuable consideration, the receipt of which is hereby acknowledged, the undersigned (hereinafter, whether one or more, called the "Guarantor") who, if more than one, shall be jointly and severally liable hereunder, hereby absolutely unconditionally guarantees to the Bank the due and punctual payment when due, whether by acceleration or otherwise, in accordance with the terms thereof, of the principal of and interest on and all other sums payable with respect to any and every obligation or liability of the Borrower to the Bank,

     Continued on Rider annexed hereto and made a part hereof.

As collateral security for the performance of this Guarantee and all other obligations of the Guarantor to the Bank, whether now or hereafter owed to, or held by the Bank (and/or any entity controlling, controlled by or under common control with the Bank, each such entity referred to herein as an "Affiliate"), including, without limitation, the Liabilities, the Guarantor hereby grants to the Bank a security interest in and transfers and assigns to the Bank the following property: (i) any and all monies and/or other property now or hereafter held by the Bank and/or any Affiliate on deposit, in safekeeping, or otherwise, for the account of or to the credit of or belong to the Guarantor or in which the Guarantor shall have any interest, (ii) any and all claims and demands, presently existing or hereafter arising, and all interest heretofore or hereafter accrued thereon, and any and all collateral or security interests relating thereto and the proceeds thereof, which the Guarantor now has or may hereafter have or acquire against the Borrower (such claims and demands referred to herein as the "Claims") and (iii) any and all property described on the "Schedule of Specific Possessory Collateral" on the reverse side hereof, together with any additions and accessions thereto and substitution therefor and the products and proceeds thereof. This Guarantee is also secured by (a) any and all property of the Guarantor now or hereafter subject to a security agreement, mortgage, pledge agreement, assignment, hypothecation or other document granting the Bank or any Affiliate a security interest or other lien or encumbrance and (b) any and all collateral described in any and all credit accommodations, notes, loan agreements, and any other agreements and documents, now or hereafter existing, creating, evidencing, guaranteeing, securing or relating to any or all of the Liabilities, together with all amendments, modifications, renewals, or extensions thereof. All of the property described in clauses
(i), (ii), (iii), (a) and (b) above shall be collectively referred to herein as the "Collateral". The Bank at any time, before or after an Event of Default (as hereinafter defined), may, but shall not be obligated to, transfer into or out of its own name or that of its nominee all or any of the Collateral, including stocks, bonds, and other securities, and the Bank or its nominee may demand, sue for, collect, receive and hold as like Collateral any or all interest, dividends and income thereon and if any securities are held in the name of the Bank or its nominee, the Bank may, after an Event of Default exercise all voting and other rights pertaining thereto as if the Bank were the absolute owner thereof, but the Bank shall not be obligated to demand payment of, protest, or take any steps necessary to preserve any rights in the Collateral against prior parties, or to take any action whatsoever in regard to the Collateral or any part thereof, all of which the Guarantor assumes and agrees to do. Without limiting the generality of the foregoing, the Bank shall not be obligated to take any action in connection with any conversion, call, redemption, retirement or any other event relating to any Collateral, unless the Guarantor gives written notice to the Bank that such action shall be taken not more than thirty (30) days prior to the time such action may first be taken and not less than ten (1O) days prior to the expiration of the time during which such action may be taken.

The Guarantor hereby grants to the Bank full power, without notice to the Guarantor or to the Borrower, and without in any way affecting the joint and several obligations of each Guarantor hereunder, to deal in any manner with the Borrower, the Liabilities, the Collateral and with any Guarantor hereunder, and any other guarantor of the liabilities including, without limitation, the following powers; (a) to modify or otherwise change any terms of all or any part of the Liabilities and/or the Collateral, to grant any extension or renewal thereof and any other indulgence with respect thereto, and to effect any release, subordination, compromise or settlement with respect to the Borrower, the Liabilities, the Collateral, and the obligations of any one or more of the Guarantors; (b) to enter into any agreement of forbearance with respect to all or any part of the Collateral, or with respect to the Liabilities of the Borrower or the obligations of any Guarantor, to change the terms of any such agreement; (c) to forbear from calling for additional collateral to secure any of the Liabilities or to secure any obligation comprised in the Collateral; and (d) to consent to the substitution, exchange, or release of all or any part of the Collateral, whether or not the collateral, if any, received by the Bank upon any substitution, exchange, or release shall be of the same or of a different character or value than the collateral surrendered by the Bank.

          The Guarantor waives any notice of the acceptance of this Guarantee, or of the creation, renewal or accrual of any of the Liabilities, present or future, or of the reliance of the Bank upon this Guarantee. The Liabilities shall conclusively be presumed to have been created, contracted for, incurred or suffered to exist in reliance upon this Guarantee, and all dealings between the Borrower and the Bank shall likewise be presumed to be in reliance upon this Guarantee. The Guarantor waives protest, presentment, demand for payment, notice of default or non-payment, and notice of dishonor to or upon the Guarantor, the Borrower, or any other party liable for any of the Liabilities. The Guarantor acknowledges that this Guarantee and the Guarantor's obligations under this Guarantee are and shall at all time continue to be absolute and unconditional in all respects, and shall at all times be valid and enforceable irrespective of (a) any other agreements or circumstances of any nature whatsoever which might otherwise constitute a defense to this Guarantee and the obligations of the Guarantor under this Guarantee,
(b) the obligations of any other person or party (including, without limitation, the Borrower) relating to this Guarantee, or (c) the obligations of the Guarantor under this Guarantee or otherwise with respect to the Liabilities. The obligations of the Guarantor hereunder, and the rights of the Bank in the Collateral, shall not be released, discharged or in any way affected, nor shall the Guarantor have any rights against the Bank by reason of the fact that the Bank fails to preserve any rights in the Collateral or take any action whatsoever in regard to the Collateral or that any of the Collateral may be in default at the time of acceptance thereof by the Bank or later, nor by reason of the fact that a valid lien on any of the Collateral may not be conveyed to, or created in favor of, the Bank; nor by reason of the fact that any of the Collateral may be subject to equities or defenses or claims in favor of others or may be invalid or defective in any way; nor by reason of the fact that any of the Liabilities may be invalid or unenforceable against the Borrower or any obligor thereon for any reason whatsoever; nor by reason of the fact that the value of the Collateral, if any, or the financial condition of the Borrower, or of any obligee under the guarantee, if any, of the Collateral, may not have been correctly estimated or was thereafter changed; nor by reason of any deterioration, waste, or loss by fire, theft, or otherwise of any of the Collateral; nor by reason of the release, in whole or in part, with or without consideration, of the Collateral or any of it.

In case the Borrower shall fail to pay all or any part of the Liabilities when due, the Guarantor immediately will pay to the Bank the amount due and unpaid by the Borrower under such Liabilities, in like manner as if such amount constituted the direct and primary obligation of the Guarantor. The Bank shall have its remedy under this Guarantee without, being obliged to resort first to the Collateral or to any other security or to any other remedy or remedies to enforce payment or collection of the Liabilities, and may pursue all or any of its remedies at one or at different times. With respect to the Claims, the Bank shall have the full right on the part of the Bank in its own name or in the name of the Guarantor to collect and enforce such Claims by legal action, proof of debt in bankruptcy or other liquidation proceedings, vote in any proceeding for the arrangement of debts at any time proposed, or otherwise, the Bank and each of its officers being hereby irrevocably constituted attorneys-in-fact for the Guarantor for the purpose of such enforcement and for the purpose of endorsing in the name of the Guarantor any instrument for the payment of money. The Guarantor will receive as trustee for the Bank and will pay to the Bank forthwith upon receipt thereof any amounts which the Guarantor may receive from the Borrower on account of the said Claims. The Guarantor agrees that at no time hereafter will any of such Claims be represented by any notes, other negotiable instruments or writings, except and in such event they shall either be made payable to the Bank, or if payable to the Guarantor, shall forthwith be endorsed by the Guarantor to the Bank. The Guarantor agrees that no payment on account of such Claims or any security interest therein shall be created, received, accepted or retained nor shall any financing statement be flied with respect thereto by the Guarantor unless and until the Borrower has paid and satisfied in full all the Liabilities. The Bank is hereby authorized and empowered, upon the occurrence of any Event of Default, to appropriate and apply to the payment and extinguishment of the Liabilities of the Borrower and obligations of the Guarantor any and all claims, demands, monies, property, securities, deposits, or credit balances without demand, advertisement or notice, all of which are hereby expressly waived.

In the event that the Bank shall receive any payments on account of any of the Liabilities, whether directly or indirectly, and it shall subsequently be determined that such payments were for any reason improper, or a claim shall be made against the Bank that the same were improper, and the Bank either voluntarily or pursuant to court order shall return the same, the Guarantor shall be liable, with the same effect as if the said payments had never been paid to, or received by, the Bank, for the amount of such repaid or returned payments, notwithstanding the fact that they may theretofore have been credited on account of the Liabilities or any of them. If the Guarantee hereunder with respect to any Guarantor would be held or determined to be void, invalid or unenforceable on account of the amount of such Guarantor's aggregate liability under this Guarantee, then notwithstanding any other provision of this Guarantee to the contrary, the maximum liability of such Guarantor hereunder shall be automatically limited and reduced to an amount equal to the maximum amount that would not render this Guarantee with respect to such Guarantor void, invalid or unenforceable. The invalidity or unenforceability of any portion of this Guarantee shall in no way affect the validity or enforceability of any other portion of this Guarantee.

If any of the following events shall occur (each an "Event of Default"): default by the Borrower with respect to the Liabilities or by the Guarantor with respect to the obligations or liabilities of either of them to the Bank, or in case the Borrower or any Guarantor shall die, or become insolvent, or be unable to meet his or its debts as they mature after 10 days notice, or make any assignment for the benefit of creditors after 10 days notice, or if an order for relief under the Federal Bankruptcy Code, as now or hereafter in effect, shall be entered against the Borrower or any Guarantor, or if a receiver, trustee or custodian of any kind (either at law or in equity) of any of the property of the Borrower or of any Guarantor is appointed, or if a judgment is obtained or a warrant of attachment issued against the Borrower or any Guarantor in excess of $50,000.00 which is not fully covered by insurance and shall continue unsatisfied and unstayed for a period of 60 days, of if the financial or business condition of the Borrower or any Guarantor shall so change as in the opinion of the Bank to impair materially the Bank's security or increase its risk after 10 days notice, or in the event of any default in the performance of any obligation comprised in the Collateral or if the Bank in good faith shall deem itself insecure after 10 days notice, then the Liabilities of the Borrower and the obligations of the Guarantor to the Bank, whether direct or contingent, and of every description, shall, without notice or demand become immediately due and payable and shall be paid forthwith by the Guarantor, and in such event the Bank may sell or dispose of the whole or any part of the Collateral, at public or private sale with or without any previous demand for performance to the Guarantor or the Borrower. Any legal requirement of notice of any such sale or other disposition shall be deemed satisfied by the giving of five days prior written notice which shall also be deemed reasonable notice. If the Collateral is perishable or threatens to decline speedily in value or is of a type customarily sold on a recognized market, the Bank shall not be required to give notice of public or private sale or other intended disposition of the Collateral. The Bank may retain from the proceeds of any such sale all costs and charges incurred by it in the said taking and sale or other disposal including but not limited to attorneys' fees, if a deficit should remain after any such sale or other disposal, the Guarantor will pay the same promptly upon demand to the Bank. The Bank or its agent may bid and/or purchase free from any right or equity of redemption at any such public or private sale. In any event the Guarantor and Borrower agree to pay attorneys' fees of 20% of all amounts then due and owing from the Guarantor and the Borrower to the Bank which fees the Guarantor hereby agrees to be reasonable if any Liabilities of the Borrower or any obligations of the Guarantor to the Bank arc placed in the hands of an attorney for collection. Any stocks, bonds or other securities held by the Bank hereunder may, whether or not the Borrower or the Guarantor is in default, be registered and held in the name of the Bank or its nominee, and after default the Bank or its nominee may exercise all voting and other corporate rights as if the Bank were the absolute owner thereof.

No delay on the part of the Bank in exercising any power or right hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any power or right hereunder or the failure to exercise same in any instance preclude other or further exercise thereof or the exercise of any other power or right; nor shall the Bank be liable for exercising or failing to exercise any such power or right; the right and remedies hereunder expressly specified are cumulative and not exclusive of any rights or remedies which the Bank or any one in whose behalf it has acted or shall act as herein provided, or its or his or their transferees, may or will otherwise have.

The term "the Bank" as used throughout this instrument shall be deemed to include Shawmut Bank N.A. all of its branches and departments, and any individual, partnership or corporation acting as its nominee or agent, and any corporate subsidiary the stock of which is owned or controlled, directly or indirectly, by Shawmut Bank N.A. The term "Borrower" as used throughout this instrument shall include the individual or individuals, association, partnership, limited liability company or corporation named herein as the Borrower, and (a) any successor, individual or individuals, association, partnership or limited liability company or corporation to which all or substantially all of the business or assets of the Borrower shall have been transferred, (b) in the case of a Borrower which is a partnership or limited liability company, any new partnership or limited liability company, as the case may be, which shall have been created by reason of the admission of any new partner (member) or partners (members) therein or the dissolution of the existing partnership (limited liability company) by the death, resignation or other withdrawal of any partner (member), and (c) in the case of a Borrower which is a corporation, any other corporation into or with which the Borrower shall have been merged, consolidated, reorganized, purchased or absorbed.

The Guarantee shall, without further reference, pass to and may be relied on and enforced by any successor or assignee of the Bank, and any transferee or subsequent holder of any of the Liabilities and the Borrower and/or the Guarantor will not assert any claims it may have against the Bank against any such assignee, successor, transferee, or any other subsequent holder. NO CLAIM MAY BE MADE BY ANY GUARANTOR AGAINST THE BANK OR THE AFFILIATES, DIRECTORS, OFFICERS, EMPLOYEES, ATTORNEYS OR AGENTS OF THE BANK FOR ANY SPECIAL, INDIRECT OR CONSEQUENTIAL DAMAGES OR, TO THE FULLEST EXTENT PERMITTED BY LAW, FOR ANY PUNITIVE DAMAGES IN RESPECT OF ANY CLAIM OR CAUSE OF ACTION (WHETHER BASED ON CONTRACT, TORT, STATUTORY LIABILITY, OR ANY OTHER GROUND) BASED ON, ARISING OUT OF OR RELATED TO THIS GUARANTEE, THE LIABILITIES OR THE TRANSACTIONS CONTEMPLATED HEREBY OR ANY ACT, OMISSION OR EVENT OCCURRING IN CONNECTION THEREWITH, AND EACH GUARANTOR HEREBY WAIVES, RELEASES AND AGREES NEVER TO SUE UPON ANY CLAIM FOR ANY SUCH DAMAGES, WHETHER SUCH CLAIM NOW EXISTS OR HEREAFTER ARISES AND WHETHER OR NOT IT IS NOW KNOWN OR SUSPECTED TO EXIST IN ITS FAVOR. This is a continuing guaranty, and is to remain in force throughout business relations between the Borrower and the Bank, and until the payment of all Liabilities of the Borrower to the Bank, whether now existing or hereafter incurred, notwithstanding the appointment of a receiver of, or the dissolution of, and/or any other change in, or with respect to the Borrower. No change, modification, waiver, or discharge, in whole or in part, of this Guarantee shall be effective unless in writing and signed by the party against whom such change, modification, waiver, or discharge is sought to be enforced. However, this Guarantee may be terminated with respect to the obligations of any of the Guarantors (but then only so far as it relates to Liabilities arising after such termination), only upon written notice to that effect delivered by such Guarantor to the Bank and receipt thereof acknowledged in writing by an officer of the Bank. In the event of termination such Guarantor and his, her or its respective executors, administrators and assigns shall nevertheless remain liable with respect to the Liabilities theretofore created or arising, and with respect to such Liabilities and any renewals, or other liabilities arising out of the same, this instrument shall continue in full force and effect and the Bank shall have all the rights herein provided for as if no such termination had occurred; and the Guarantors, if any, who have not joined in such termination shall continue to be liable hereunder as if no such termination had been effected. In addition to all rights and remedies granted herein, the Bank shall have all of the rights of a Secured Party under the Uniform Commercial Code of the Governing State (which term as used in this Guarantee shall mean the state indicated as such below; provided, that, if no such state is indicated then Governing State shall mean the state where the Bank's office that originated the Liabilities is located). This Guarantee shall be deemed to have been made in the Governing State, the Guarantor consents to the jurisdiction of the state and federal courts of the Governing State, and the rights and liabilities of the parties shall be determined in accordance with the laws of the Governing State.

The Guarantor has made an independent investigation of the Borrower and of the financial condition of the Borrower. The Bank has not made and does not make any representations or warranties as to the income, expense, operation, finances or any other matter or thing affecting the Borrower nor has the Bank made any representation or warranties as to the amount or nature of the Liabilities of the Borrower to which this Guarantee applies as specifically herein set forth, nor has the Bank or any officer, agent or employee of the Bank or any representative thereof, made any other oral representations, agreements or commitments of any kind or nature, and the Guarantor hereby expressly acknowledges that no such representations or warranties have been made and the Guarantor expressly disclaims reliance on any such representations or warranties. It is agreed that all understandings and agreements heretofore had between the parties hereto are merged in this Guarantee, which alone, fully and completely, expresses their understanding.

EACH GUARANTOR ABSOLUTELY, UNCONDITIONALLY AND IRREVOCABLY WAIVES
(A) THE RIGHT TO A TRIAL BY JURY IN ANY LITIGATION WITH THE BANK (WHETHER OR NOT ARISING OUT OF OR RELATING TO ANY NOTE) (B) ALL RIGHT TO ASSERT ANY DEFENSE, SET-OFF, COUNTERCLAIM OR CROSS-CLAIM OF ANY NATURE WHATSOEVER (I) WITH RESPECT TO THIS GUARANTEE OR THE OBLIGATIONS OF THE GUARANTOR UNDER THIS GUARANTEE, OR (II) WITH RESPECT TO THE OBLIGATIONS OF ANY OTHER PERSON OR PARTY (INCLUDING, WITHOUT LIMITATION, THE BORROWER) RELATING TO THIS GUARANTEE OR OTHERWISE WITH RESPECT TO THE LIABILITIES, IN ANY ACTION OR PROCEEDING BROUGHT BY THE HOLDER HEREOF TO ENFORCE ITS RIGHTS AND REMEDIES WITH RESPECT TO THE LIABILITIES OR ANY PORTION THEREOF, OR TO ENFORCE THE OBLIGATIONS OF THE GUARANTOR UNDER THIS GUARANTEE; AND (C) TO THE EXTENT THE UNDERSIGNED IS AN INDIVIDUAL, ANY CLAIM, RIGHT OR REMEDY, WHICH MAY ARISE BY ANY STATUTE OR OTHERWISE, WHICH THE GUARANTOR MAY NOW HAVE OR HEREAFTER ACQUIRE AGAINST THE BORROWER THAT ARISES FROM (I) THE EXECUTION OR PERFORMANCE BY THE GUARANTOR OF ITS OBLIGATIONS TO THE BANK UNDER THIS GUARANTEE, INCLUDING, WITHOUT LIMITATION, ANY CLAIM, REMEDY OR RIGHT OR SUBROGATION, REIMBURSEMENT, EXONERATION, CONTRIBUTION, OR INDEMNIFICATION AGAINST THE BORROWER, OR (II) THE PARTICIPATION BY THE GUARANTOR IN ANY CLAIM, RIGHT OR REMEDY OF THE BANK AGAINST THE BORROWER OR IN ANY SECURITY WHICH THE BANK NOW HAS OR HEREAFTER ACQUIRES BY STATUTE, UNDER COMMON LAWS OR OTHERWISE.

Each Guarantor hereby authorizes the Bank to date this Guarantee and to complete and fill in any blank spaces in this Guarantee In order to conform to terms upon which the Guarantee is provided. Each Guarantor further authorizes the Bank to execute and file one or more financing statements covering the collateral security or any part thereof and each Guarantor agrees to bear the cost of such filing(s). The term "Bank" as used herein shall be deemed to include the Bank and its successors, endorsers and assigns.

Governing State:            New York

Schedule of Specific Possessory Collateral
__________________________________________________________________
__________________________________________________________________


IN WITNESS WHEREOF, this instrument has been duly executed by the undersigned on the 16th day of January, 1996.

IN THE PRESENCE OF:                GUARANTORS;
                                   INDIVIDUAL SIGNORS:


_______________________________    ________________________________
Bank Officer/Notary                Name:             , Individually

                                   ________________________________
                                   (Address)



_______________________________    ________________________________
Bank Officer/Notary                Name:             , Individually

                                   ________________________________
                                   (Address)



                                   CORPORATION, PARTNERSHIP, OR
                                   LIMITED LIABILITY COMPANY
                                   SIGNORS:

                                   General Microcircuits Corp.
                                   Name of Corporation, Partnership
                                   or Limited Liability Company


s/PETER G. BRANDEL, V.P.           By: s/ARNOLD H. LEVINE
Bank Officer/Notary                   Name:  Arnold H. Levine
                                           Title: Treasurer

                                   780 Boston Road, Billerica,
                                   Massachusetts 01821
                                   (Address)

                        RIDER TO GUARANTEE

                                OF

                    GENERAL MICROCIRCUITS CORP.

                      DATED JANUARY 16, 1996

                                TO

              NATWEST BANK N.A., AS SUCCESSOR TRUSTEE
                      OF THE INDEBTEDNESS OF
                   GENERAL MICROWAVE CORPORATION



*including all penalties and other expenses of and payments by the Bank, but only in connection with or arising out of the Reimbursement Agreement dated as of October 1, 1994 between the Borrower and the Bank as same may have been or may hereafter be amended, modified, supplemented or extended from time to time together with any other documents or agreements executed in connection therewith (such obligations and liabilities of the Borrower being hereinafter collectively called the "Liabilities"). The Bank shall be entitled to apply any payment or amount received from the Borrower or the Guarantor or in respect of collateral to either principal of, interest on or other components of the Liabilities in such order and priority as the Bank shall determine in its sole discretion. The obligations of the Guarantor under this Guarantee shall not be reduced as the result of any proceeding or action by the Bank against the Borrower or against any collateral given to secure payment of the Liabilities.


                                   GENERAL MICROCIRCUITS CORP.


                                   By:s/ARNOLD H. LEVINE
                                      Name:  Arnold H. Levine
                                      Title: Treasurer

                         Exhibit 10(a)(21)
                         -----------------

                             Guarantee
                             ---------

In order to induce NatWest Bank N.A. (which together with its successors, endorsees and assigns, is hereinafter called the "Bank") to make such advances, loans or extensions of credit, directly or indirectly, to General Microwave Corporation, a New York corporation (hereinafter, whether one or more, called the "Borrower") and to grant to the Borrower such renewals, extensions, forbearances, releases of collateral or other relinquishments of rights as the Bank may deem advisable, and for other valuable consideration, the receipt of which is hereby acknowledged, the undersigned (hereinafter, whether one or more, called the "Guarantor") who, if more than one, shall be jointly and severally liable hereunder, hereby absolutely unconditionally guarantees to the Bank the due and punctual payment when due, whether by acceleration or otherwise, in accordance with the terms thereof, of the principal of and interest on and all other sums payable with respect to any and every obligation or liability of the Borrower to the Bank,

     Continued on Rider annexed hereto and made a part hereof.

As collateral security for the performance of this Guarantee and all other obligations of the Guarantor to the Bank, whether now or hereafter owed to, or held by the Bank (and/or any entity controlling, controlled by or under common control with the Bank, each such entity referred to herein as an "Affiliate"), including, without limitation, the Liabilities, the Guarantor hereby grants to the Bank a security interest in and transfers and assigns to the Bank the following property: (i) any and all monies and/or other property now or hereafter held by the Bank and/or any Affiliate on deposit, in safekeeping, or otherwise, for the account of or to the credit of or belong to the Guarantor or in which the Guarantor shall have any interest, (ii) any and all claims and demands, presently existing or hereafter arising, and all interest heretofore or hereafter accrued thereon, and any and all collateral or security interests relating thereto and the proceeds thereof, which the Guarantor now has or may hereafter have or acquire against the Borrower (such claims and demands referred to herein as the "Claims") and (iii) any and all property described on the "Schedule of Specific Possessory Collateral" on the reverse side hereof, together with any additions and accessions thereto and substitution therefor and the products and proceeds thereof. This Guarantee is also secured by (a) any and all property of the Guarantor now or hereafter subject to a security agreement, mortgage, pledge agreement, assignment, hypothecation or other document granting the Bank or any Affiliate a security interest or other lien or encumbrance and (b) any and all collateral described in any and all credit accommodations, notes, loan agreements, and any other agreements and documents, now or hereafter existing, creating, evidencing, guaranteeing, securing or relating to any or all of the Liabilities, together with all amendments, modifications, renewals, or extensions thereof. All of the property described in clauses
(i), (ii), (iii), (a) and (b) above shall be collectively referred to herein as the "Collateral". The Bank at any time, before or after an Event of Default (as hereinafter defined), may, but shall not be obligated to, transfer into or out of its own name or that of its nominee all or any of the Collateral, including stocks, bonds, and other securities, and the Bank or its nominee may demand, sue for, collect, receive and hold as like Collateral any or all interest, dividends and income thereon and if any securities are held in the name of the Bank or its nominee, the Bank may, after an Event of Default exercise all voting and other rights pertaining thereto as if the Bank were the absolute owner thereof, but the Bank shall not be obligated to demand payment of, protest, or take any steps necessary to preserve any rights in the Collateral against prior parties, or to take any action whatsoever in regard to the Collateral or any part thereof, all of which the Guarantor assumes and agrees to do. Without limiting the generality of the foregoing, the Bank shall not be obligated to take any action in connection with any conversion, call, redemption, retirement or any other event relating to any Collateral, unless the Guarantor gives written notice to the Bank that such action shall be taken not more than thirty (30) days prior to the time such action may first be taken and not less than ten (1O) days prior to the expiration of the time during which such action may be taken.

The Guarantor hereby grants to the Bank full power, without notice to the Guarantor or to the Borrower, and without in any way affecting the joint and several obligations of each Guarantor hereunder, to deal in any manner with the Borrower, the Liabilities, the Collateral and with any Guarantor hereunder, and any other guarantor of the liabilities including, without limitation, the following powers; (a) to modify or otherwise change any terms of all or any part of the Liabilities and/or the Collateral, to grant any extension or renewal thereof and any other indulgence with respect thereto, and to effect any release, subordination, compromise or settlement with respect to the Borrower, the Liabilities, the Collateral, and the obligations of any one or more of the Guarantors; (b) to enter into any agreement of forbearance with respect to all or any part of the Collateral, or with respect to the Liabilities of the Borrower or the obligations of any Guarantor, to change the terms of any such agreement; (c) to forbear from calling for additional collateral to secure any of the Liabilities or to secure any obligation comprised in the Collateral; and (d) to consent to the substitution, exchange, or release of all or any part of the Collateral, whether or not the collateral, if any, received by the Bank upon any substitution, exchange, or release shall be of the same or of a different character or value than the collateral surrendered by the Bank.

           The Guarantor waives any notice of the acceptance of this Guarantee, or of the creation, renewal or accrual of any of the Liabilities, present or future, or of the reliance of the Bank upon this Guarantee. The Liabilities shall conclusively be presumed to have been created, contracted for, incurred or suffered to exist in reliance upon this Guarantee, and all dealings between the Borrower and the Bank shall likewise be presumed to be in reliance upon this Guarantee. The Guarantor waives protest, presentment, demand for payment, notice of default or non-payment, and notice of dishonor to or upon the Guarantor, the Borrower, or any other party liable for any of the Liabilities. The Guarantor acknowledges that this Guarantee and the Guarantor's obligations under this Guarantee are and shall at all time continue to be absolute and unconditional in all respects, and shall at all times be valid and enforceable irrespective of (a) any other agreements or circumstances of any nature whatsoever which might otherwise constitute a defense to this Guarantee and the obligations of the Guarantor under this Guarantee,
(b) the obligations of any other person or party (including, without limitation, the Borrower) relating to this Guarantee, or (c) the obligations of the Guarantor under this Guarantee or otherwise with respect to the Liabilities. The obligations of the Guarantor hereunder, and the rights of the Bank in the Collateral, shall not be released, discharged or in any way affected, nor shall the Guarantor have any rights against the Bank by reason of the fact that the Bank fails to preserve any rights in the Collateral or take any action whatsoever in regard to the Collateral or that any of the Collateral may be in default at the time of acceptance thereof by the Bank or later, nor by reason of the fact that a valid lien on any of the Collateral may not be conveyed to, or created in favor of, the Bank; nor by reason of the fact that any of the Collateral may be subject to equities or defenses or claims in favor of others or may be invalid or defective in any way; nor by reason of the fact that any of the Liabilities may be invalid or unenforceable against the Borrower or any obligor thereon for any reason whatsoever; nor by reason of the fact that the value of the Collateral, if any, or the financial condition of the Borrower, or of any obligee under the guarantee, if any, of the Collateral, may not have been correctly estimated or was thereafter changed; nor by reason of any deterioration, waste, or loss by fire, theft, or otherwise of any of the Collateral; nor by reason of the release, in whole or in part, with or without consideration, of the Collateral or any of it.

In case the Borrower shall fail to pay all or any part of the Liabilities when due, the Guarantor immediately will pay to the Bank the amount due and unpaid by the Borrower under such Liabilities, in like manner as if such amount constituted the direct and primary obligation of the Guarantor. The Bank shall have its remedy under this Guarantee without, being obliged to resort first to the Collateral or to any other security or to any other remedy or remedies to enforce payment or collection of the Liabilities, and may pursue all or any of its remedies at one or at different times. With respect to the Claims, the Bank shall have the full right on the part of the Bank in its own name or in the name of the Guarantor to collect and enforce such Claims by legal action, proof of debt in bankruptcy or other liquidation proceedings, vote in any proceeding for the arrangement of debts at any time proposed, or otherwise, the Bank and each of its officers being hereby irrevocably constituted attorneys-in-fact for the Guarantor for the purpose of such enforcement and for the purpose of endorsing in the name of the Guarantor any instrument for the payment of money. The Guarantor will receive as trustee for the Bank and will pay to the Bank forthwith upon receipt thereof any amounts which the Guarantor may receive from the Borrower on account of the said Claims. The Guarantor agrees that at no time hereafter will any of such Claims be represented by any notes, other negotiable instruments or writings, except and in such event they shall either be made payable to the Bank, or if payable to the Guarantor, shall forthwith be endorsed by the Guarantor to the Bank. The Guarantor agrees that no payment on account of such Claims or any security interest therein shall be created, received, accepted or retained nor shall any financing statement be flied with respect thereto by the Guarantor unless and until the Borrower has paid and satisfied in full all the Liabilities. The Bank is hereby authorized and empowered, upon the occurrence of any Event of Default, to appropriate and apply to the payment and extinguishment of the Liabilities of the Borrower and obligations of the Guarantor any and all claims, demands, monies, property, securities, deposits, or credit balances without demand, advertisement or notice, all of which are hereby expressly waived.

In the event that the Bank shall receive any payments on account of any of the Liabilities, whether directly or indirectly, and it shall subsequently be determined that such payments were for any reason improper, or a claim shall be made against the Bank that the same were improper, and the Bank either voluntarily or pursuant to court order shall return the same, the Guarantor shall be liable, with the same effect as if the said payments had never been paid to, or received by, the Bank, for the amount of such repaid or returned payments, notwithstanding the fact that they may theretofore have been credited on account of the Liabilities or any of them. If the Guarantee hereunder with respect to any Guarantor would be held or determined to be void, invalid or unenforceable on account of the amount of such Guarantor's aggregate liability under this Guarantee, then notwithstanding any other provision of this Guarantee to the contrary, the maximum liability of such Guarantor hereunder shall be automatically limited and reduced to an amount equal to the maximum amount that would not render this Guarantee with respect to such Guarantor void, invalid or unenforceable. The invalidity or unenforceability of any portion of this Guarantee shall in no way affect the validity or enforceability of any other portion of this Guarantee.

If any of the following events shall occur (each an "Event of Default"): default by the Borrower with respect to the Liabilities or by the Guarantor with respect to the obligations or liabilities of either of them to the Bank, or in case the Borrower or any Guarantor shall die, or become insolvent, or be unable to meet his or its debts as they mature after 10 days notice, or make any assignment for the benefit of creditors after 10 days notice, or if an order for relief under the Federal Bankruptcy Code, as now or hereafter in effect, shall be entered against the Borrower or any Guarantor, or if a receiver, trustee or custodian of any kind (either at law or in equity) of any of the property of the Borrower or of any Guarantor is appointed, or if a judgment is obtained or a warrant of attachment issued against the Borrower or any Guarantor in excess of $50,000.00 which is not fully covered by insurance and shall continue unsatisfied and unstayed for a period of 60 days, of if the financial or business condition of the Borrower or any Guarantor shall so change as in the opinion of the Bank to impair materially the Bank's security or increase its risk after 10 days notice, or in the event of any default in the performance of any obligation comprised in the Collateral or if the Bank in good faith shall deem itself insecure after 10 days notice, then the Liabilities of the Borrower and the obligations of the Guarantor to the Bank, whether direct or contingent, and of every description, shall, without notice or demand become immediately due and payable and shall be paid forthwith by the Guarantor, and in such event the Bank may sell or dispose of the whole or any part of the Collateral, at public or private sale with or without any previous demand for performance to the Guarantor or the Borrower. Any legal requirement of notice of any such sale or other disposition shall be deemed satisfied by the giving of five days prior written notice which shall also be deemed reasonable notice. If the Collateral is perishable or threatens to decline speedily in value or is of a type customarily sold on a recognized market, the Bank shall not be required to give notice of public or private sale or other intended disposition of the Collateral. The Bank may retain from the proceeds of any such sale all costs and charges incurred by it in the said taking and sale or other disposal including but not limited to attorneys' fees, if a deficit should remain after any such sale or other disposal, the Guarantor will pay the same promptly upon demand to the Bank. The Bank or its agent may bid and/or purchase free from any right or equity of redemption at any such public or private sale. In any event the Guarantor and Borrower agree to pay attorneys' fees of 20% of all amounts then due and owing from the Guarantor and the Borrower to the Bank which fees the Guarantor hereby agrees to be reasonable if any Liabilities of the Borrower or any obligations of the Guarantor to the Bank arc placed in the hands of an attorney for collection. Any stocks, bonds or other securities held by the Bank hereunder may, whether or not the Borrower or the Guarantor is in default, be registered and held in the name of the Bank or its nominee, and after default the Bank or its nominee may exercise all voting and other corporate rights as if the Bank were the absolute owner thereof.

No delay on the part of the Bank in exercising any power or right hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any power or right hereunder or the failure to exercise same in any instance preclude other or further exercise thereof or the exercise of any other power or right; nor shall the Bank be liable for exercising or failing to exercise any such power or right; the right and remedies hereunder expressly specified are cumulative and not exclusive of any rights or remedies which the Bank or any one in whose behalf it has acted or shall act as herein provided, or its or his or their transferees, may or will otherwise have.

The term "the Bank" as used throughout this instrument shall be deemed to include Shawmut Bank N.A. all of its branches and departments, and any individual, partnership or corporation acting as its nominee or agent, and any corporate subsidiary the stock of which is owned or controlled, directly or indirectly, by Shawmut Bank N.A. The term "Borrower" as used throughout this instrument shall include the individual or individuals, association, partnership, limited liability company or corporation named herein as the Borrower, and (a) any successor, individual or individuals, association, partnership or limited liability company or corporation to which all or substantially all of the business or assets of the Borrower shall have been transferred, (b) in the case of a Borrower which is a partnership or limited liability company, any new partnership or limited liability company, as the case may be, which shall have been created by reason of the admission of any new partner (member) or partners (members) therein or the dissolution of the existing partnership (limited liability company) by the death, resignation or other withdrawal of any partner (member), and (c) in the case of a Borrower which is a corporation, any other corporation into or with which the Borrower shall have been merged, consolidated, reorganized, purchased or absorbed.

The Guarantee shall, without further reference, pass to and may be relied on and enforced by any successor or assignee of the Bank, and any transferee or subsequent holder of any of the Liabilities and the Borrower and/or the Guarantor will not assert any claims it may have against the Bank against any such assignee, successor, transferee, or any other subsequent holder. NO CLAIM MAY BE MADE BY ANY GUARANTOR AGAINST THE BANK OR THE AFFILIATES, DIRECTORS, OFFICERS, EMPLOYEES, ATTORNEYS OR AGENTS OF THE BANK FOR ANY SPECIAL, INDIRECT OR CONSEQUENTIAL DAMAGES OR, TO THE FULLEST EXTENT PERMITTED BY LAW, FOR ANY PUNITIVE DAMAGES IN RESPECT OF ANY CLAIM OR CAUSE OF ACTION (WHETHER BASED ON CONTRACT, TORT, STATUTORY LIABILITY, OR ANY OTHER GROUND) BASED ON, ARISING OUT OF OR RELATED TO THIS GUARANTEE, THE LIABILITIES OR THE TRANSACTIONS CONTEMPLATED HEREBY OR ANY ACT, OMISSION OR EVENT OCCURRING IN CONNECTION THEREWITH, AND EACH GUARANTOR HEREBY WAIVES, RELEASES AND AGREES NEVER TO SUE UPON ANY CLAIM FOR ANY SUCH DAMAGES, WHETHER SUCH CLAIM NOW EXISTS OR HEREAFTER ARISES AND WHETHER OR NOT IT IS NOW KNOWN OR SUSPECTED TO EXIST IN ITS FAVOR. This is a continuing guaranty, and is to remain in force throughout business relations between the Borrower and the Bank, and until the payment of all Liabilities of the Borrower to the Bank, whether now existing or hereafter incurred, notwithstanding the appointment of a receiver of, or the dissolution of, and/or any other change in, or with respect to the Borrower. No change, modification, waiver, or discharge, in whole or in part, of this Guarantee shall be effective unless in writing and signed by the party against whom such change, modification, waiver, or discharge is sought to be enforced. However, this Guarantee may be terminated with respect to the obligations of any of the Guarantors (but then only so far as it relates to Liabilities arising after such termination), only upon written notice to that effect delivered by such Guarantor to the Bank and receipt thereof acknowledged in writing by an officer of the Bank. In the event of termination such Guarantor and his, her or its respective executors, administrators and assigns shall nevertheless remain liable with respect to the Liabilities theretofore created or arising, and with respect to such Liabilities and any renewals, or other liabilities arising out of the same, this instrument shall continue in full force and effect and the Bank shall have all the rights herein provided for as if no such termination had occurred; and the Guarantors, if any, who have not joined in such termination shall continue to be liable hereunder as if no such termination had been effected. In addition to all rights and remedies granted herein, the Bank shall have all of the rights of a Secured Party under the Uniform Commercial Code of the Governing State (which term as used in this Guarantee shall mean the state indicated as such below; provided, that, if no such state is indicated then Governing State shall mean the state where the Bank's office that originated the Liabilities is located). This Guarantee shall be deemed to have been made in the Governing State, the Guarantor consents to the jurisdiction of the state and federal courts of the Governing State, and the rights and liabilities of the parties shall be determined in accordance with the laws of the Governing State.

The Guarantor has made an independent investigation of the Borrower and of the financial condition of the Borrower. The Bank has not made and does not make any representations or warranties as to the income, expense, operation, finances or any other matter or thing affecting the Borrower nor has the Bank made any representation or warranties as to the amount or nature of the Liabilities of the Borrower to which this Guarantee applies as specifically herein set forth, nor has the Bank or any officer, agent or employee of the Bank or any representative thereof, made any other oral representations, agreements or commitments of any kind or nature, and the Guarantor hereby expressly acknowledges that no such representations or warranties have been made and the Guarantor expressly disclaims reliance on any such representations or warranties. It is agreed that all understandings and agreements heretofore had between the parties hereto are merged in this Guarantee, which alone, fully and completely, expresses their understanding.

EACH GUARANTOR ABSOLUTELY, UNCONDITIONALLY AND IRREVOCABLY WAIVES
(A) THE RIGHT TO A TRIAL BY JURY IN ANY LITIGATION WITH THE BANK (WHETHER OR NOT ARISING OUT OF OR RELATING TO ANY NOTE) (B) ALL RIGHT TO ASSERT ANY DEFENSE, SET-OFF, COUNTERCLAIM OR CROSS-CLAIM OF ANY NATURE WHATSOEVER (I) WITH RESPECT TO THIS GUARANTEE OR THE OBLIGATIONS OF THE GUARANTOR UNDER THIS GUARANTEE, OR (II) WITH RESPECT TO THE OBLIGATIONS OF ANY OTHER PERSON OR PARTY (INCLUDING, WITHOUT LIMITATION, THE BORROWER) RELATING TO THIS GUARANTEE OR OTHERWISE WITH RESPECT TO THE LIABILITIES, IN ANY ACTION OR PROCEEDING BROUGHT BY THE HOLDER HEREOF TO ENFORCE ITS RIGHTS AND REMEDIES WITH RESPECT TO THE LIABILITIES OR ANY PORTION THEREOF, OR TO ENFORCE THE OBLIGATIONS OF THE GUARANTOR UNDER THIS GUARANTEE; AND (C) TO THE EXTENT THE UNDERSIGNED IS AN INDIVIDUAL, ANY CLAIM, RIGHT OR REMEDY, WHICH MAY ARISE BY ANY STATUTE OR OTHERWISE, WHICH THE GUARANTOR MAY NOW HAVE OR HEREAFTER ACQUIRE AGAINST THE BORROWER THAT ARISES FROM (I) THE EXECUTION OR PERFORMANCE BY THE GUARANTOR OF ITS OBLIGATIONS TO THE BANK UNDER THIS GUARANTEE, INCLUDING, WITHOUT LIMITATION, ANY CLAIM, REMEDY OR RIGHT OR SUBROGATION, REIMBURSEMENT, EXONERATION, CONTRIBUTION, OR INDEMNIFICATION AGAINST THE BORROWER, OR (II) THE PARTICIPATION BY THE GUARANTOR IN ANY CLAIM, RIGHT OR REMEDY OF THE BANK AGAINST THE BORROWER OR IN ANY SECURITY WHICH THE BANK NOW HAS OR HEREAFTER ACQUIRES BY STATUTE, UNDER COMMON LAWS OR OTHERWISE.

Each Guarantor hereby authorizes the Bank to date this Guarantee and to complete and fill in any blank spaces in this Guarantee In order to conform to terms upon which the Guarantee is provided. Each Guarantor further authorizes the Bank to execute and file one or more financing statements covering the collateral security or any part thereof and each Guarantor agrees to bear the cost of such filing(s). The term "Bank" as used herein shall be deemed to include the Bank and its successors, endorsers and assigns.

Governing State:            New York

Schedule of Specific Possessory Collateral
__________________________________________________________________
__________________________________________________________________

IN WITNESS WHEREOF, this instrument has been duly executed by the undersigned on the 16th day of January, 1996.

IN THE PRESENCE OF:                GUARANTORS;
                                   INDIVIDUAL SIGNORS:


_______________________________    ________________________________
Bank Officer/Notary                Name:             , Individually

                                   ________________________________
                                   (Address)



_______________________________    ________________________________
Bank Officer/Notary                Name:             , Individually

                                   ________________________________
                                   (Address)



                                   CORPORATION, PARTNERSHIP, OR
                                   LIMITED LIABILITY COMPANY
                                   SIGNORS:

                                   Math Associates, Inc.
                                   Name of Corporation, Partnership
                                   or Limited Liability Company


s/PETER G. BRANDEL, V.P.           By: s/ARNOLD H. LEVINE
Bank Officer/Notary                   Name:  Arnold H. Levine
                                      Title: Treasurer

                                   5500 New Horizons Boulevard
                                   Amityville, New York 11701
                                   (Address)

                        RIDER TO GUARANTEE

                                OF

                       MATH ASSOCIATES, INC.

                      DATED JANUARY 16, 1996

                                TO

              NATWEST BANK N.A., AS SUCCESSOR TRUSTEE
                      OF THE INDEBTEDNESS OF
                   GENERAL MICROWAVE CORPORATION



*including all penalties and other expenses of and payments by the Bank, but only in connection with or arising out of the Reimbursement Agreement dated as of October 1, 1994 between the Borrower and the Bank as same may have been or may hereafter be amended, modified, supplemented or extended from time to time together with any other documents or agreements executed in connection therewith (such obligations and liabilities of the Borrower being hereinafter collectively called the "Liabilities"). The Bank shall be entitled to apply any payment or amount received from the Borrower or the Guarantor or in respect of collateral to either principal of, interest on or other components of the Liabilities in such order and priority as the Bank shall determine in its sole discretion. The obligations of the Guarantor under this Guarantee shall not be reduced as the result of any proceeding or action by the Bank against the Borrower or against any collateral given to secure payment of the Liabilities.


                                   MATH ASSOCIATES, INC.


                                   By:s/ARNOLD H. LEVINE
                                      Name:  Arnold H. Levine
                                      Title: Treasurer

                         Exhibit 10(a)(22)
                         -----------------

                     CASH COLLATERAL AGREEMENT
                     -------------------------

               This Cash Collateral Agreement, made as of the 16th day of January, 1996, by and between GENERAL MICROWAVE CORPORATION, a New York corporation having an office at 5500 New Horizons Boulevard, Amityville, New York 11701 ("Pledgor") and NatWest Bank N.A., a national banking association, having an office at 600 Broad Hollow Road, Melville, New York 11747, for the benefit of itself and for Shawmut Bank N.A., as successor trustee under that certain Indenture, as hereinafter defined (the "Bank").


                        W I T N E S S E T H

               WHEREAS, the Pledgor and the Bank entered into a reimbursement agreement dated as of October 1, 1984, as same may have been amended from time to time (the "Agreement"), in connection with a letter of credit issued by the Bank in support of the Town of Babylon Industrial Development Agency $6,000,000.00 Variable Rate 7-Day Demand Industrial Development Revenue Bonds (General Microwave
Corporation Facility) Series 1984 (the "Bonds"); and

               WHEREAS, as an inducement for the Bank to provide certain waivers of covenant compliance under the Agreement, the Pledgor has agreed to pledge certain collateral in accordance with the terms and conditions hereinafter set forth; and

               NOW, THEREFORE, in consideration of the premises and in order to induce the Bank to provide said waivers and for other good and valuable consideration, receipt of which is hereby acknowledged, the Pledgor hereby agrees with the Bank as follows:



                             ARTICLE I
                             ---------

                            DEFINITIONS
                            -----------

               Section 1  Definitions.  For purposes of this Agreement:

               "Collateral" shall have the meaning assigned that term in Section 2.01.

               "Event of Default" means the occurrence of any default under the Agreement or any other document executed in connection with the Agreement.

               "Indenture" means the Indenture of Mortgage and Trust dated as of October 1, 1984 between the Town of Babylon Industrial Development Agency and NatWest Bank N.A. (formerly known as National Westminster Bank USA) executed in connection with the Bonds.

               "Obligations" mean

               (a) all indebtedness, obligations and liabilities, whether liquidated or unliquidated, whether fixed in amount or contingent, of the Pledgor to the Bank arising hereunder or under the Agreement or any other document executed in connection with the Agreement as well as all indebtedness, obligations and liabilities, whether liquidated or unliquidated, whether fixed in amount or contingent, of the Pledgor to the Trustee arising hereunder or under the Indenture or any other document executed in connection with the Indenture;

               (b) any and all sums at any time advanced by the Bank or the Trustee in order to preserve the Collateral (or any other collateral given to the Bank or the Trustee by the Pledgor) or preserve its security interest in the Collateral (or any other collateral given to the Bank or the Trustee by the Pledgor); and

               (c) in the event of any proceeding for the collection of liabilities of the Pledgor referred to in clause (a), the reasonable expenses of preparing for sale, selling or otherwise disposing or realizing on the Collateral (or any other collateral given to the Bank or the Trustee by the Pledgor) or of any exercise by the Bank of its rights hereunder, together with reasonable attorneys' fees and court costs.

               "Trustee" means Shawmut Bank N.A., as successor trustee under the Indenture.

               All other capitalized terms used in this Cash
Collateral Agreement and not defined herein shall have the meanings assigned to them in the Agreement.


                            ARTICLE II
                            ----------

                        SECURITY INTERESTS
                        ------------------

               2.01  Grant of Security Interests.  As collateral
                     ----------------------------
security for the prompt and complete payment and performance by the

Pledgor when due of all of the Obligations, the Pledgor does hereby pledge, assign and transfer unto the Bank and the Trustee, and does hereby grant to the Bank and the Trustee for the benefit of the Bank and the Trustee, a security interest of first priority in, all of the right, title and interest of the Pledgor in the Account No.

2517005730 with the Bank (the "Account") as well as in all right,

title and interest of the Pledgor of all income tax refunds and to the extent provided in this Cash Collateral Agreement, proceeds of the foregoing (all of the above collectively, the "Collateral").

               2.02  Deposits into Account.  The Pledgor agrees to
                     ----------------------
deposit the sum of $50,000.00 on the first day of each month into the Account beginning April 1, 1996 and continuing on the first day of each month thereafter.  In addition, upon receipt of any income tax refund from any governmental authority, the Pledgor shall deposit said tax refund into said Account.  The Pledgor shall not be required to deposit any amounts in excess of $500,000.00 in the aggregate into said Account.  In the event there is more than

$500,000.00 in the Account, the Bank and the Trustee shall release any sums in excess of $500,000.00 to the Pledgor.

               2.03  Power of Attorney.  The Pledgor hereby
                     ------------------
constitutes and appoints the Bank its true and lawful attorney,

irrevocably, with full power (in the name of the Pledgor or

otherwise) to act, require, demand, receive, compromise and give acquittance for any and all monies and claims for monies due or to become due to the Pledgor under or arising out of the Collateral, to endorse any checks or other instruments or orders in connection therewith and to file any claims or take any action or institute any proceedings which the Bank may deem to be necessary or advisable in the premises, which appointment as attorney is coupled with an interest.  The Bank shall only exercise its rights under this

Section 2.03 after the occurrence and continuance of an Event of

Default.

               2.04  Bank as Agent for Trustee.  The Bank agrees
                     --------------------------
that it is acting for itself and, with respect to the possession of the Collateral, as agent for the Trustee.  In the event there occurs any default or event of default under any Obligation to the Trustee,

the Bank shall act at the direction of the Trustee in exercising all rights and remedies granted to the Bank herein.  The Pledgor hereby indemnifies the Bank against and shall hold the Bank harmless from any and all costs, expenses, losses, reasonable attorneys' fees,

damages, claims and liabilities whatsoever, in any way relating to or arising from this Cash Collateral Agreement.



                            ARTICLE III
                            -----------

             REPRESENTATIONS, WARRANTIES AND COVENANTS
             -----------------------------------------

             The Pledgor represents, warrants and covenants, which representations, warranties and covenants shall survive execution and delivery of this Cash Collateral Agreement, as follows:

               3.01 Power and Authority.  Pledgor has full power,
                    --------------------
authority and legal right to pledge the Collateral pursuant to this

Cash Collateral Agreement and the Cash Collateral Agreement has been duly authorized, executed and delivered by the Pledgor and

constitutes a legal, valid and binding obligation of the Pledgor,

enforceable in accordance with its terms.

               3.02 No Consents Required; No Violation.  No consent
                    -----------------------------------
of any other party and no consent, license, permit, approval or authorization of, exemption by, notice or report to, or

registration, filing or declaration with, any governmental

authority, domestic or foreign, is required to be obtained by the

Pledgor in connection with the execution, delivery or performance of this Cash Collateral Agreement.  The execution, delivery and performance of this Cash Collateral Agreement will not violate any provision of any applicable law or regulation or of any order,

judgment, writ, award or decree of any court, arbitrator or

governmental authority, domestic or foreign, or of any mortgage,

indenture, lease, contract, or other agreement, instrument or undertaking to which the Pledgor is a party or which is binding upon the Pledgor or upon any of its assets and will not result in the creation or imposition of any lien, charge or encumbrance on, or security interest in any of the assets of the Pledgor except as contemplated by this Cash Collateral Agreement or any other written agreement among the parties hereto executed on this date making reference to this Cash Collateral Agreement.

               3.03 Necessary Filings.  Upon the filing of the UCC-1s
                    ------------------
to be delivered herewith, all filings, registrations and recordings necessary or appropriate to create, preserve, protect and perfect the security interest granted by the Pledgor to the Bank and the Trustee hereby in respect of the Collateral have been accomplished and the security interest granted to the Bank and the Trustee pursuant to this

Cash Collateral Agreement in the Collateral constitutes a perfected security interest therein prior to the rights of all other persons therein and subject to no other liens, and is entitled to all the rights,

priorities and benefits afforded by the Uniform Commercial Code or other relevant law as enacted in any relevant jurisdiction to perfected security interests.

               3.04  No Liens.  The Pledgor is, and as to Collateral
                     ---------
hereafter subject to the lien of this Cash Collateral Agreement the

Pledgor will be, the owner of all the Collateral free from any lien,

security interest, encumbrance or other right, title or interest of any Person and the Pledgor has and will have full power and

authority to pledge such Collateral and to assign, transfer and deliver such Collateral in the manner and form aforesaid or to cause such Collateral so to be pledged and such Collateral so to be assigned, transferred and delivered, and the Pledgor does warrant and shall defend the title of the Bank and the Trustee to the

Collateral, whether now or hereafter pledged or assigned by the

Pledgor, against all claims and demands of all persons at any time claiming the same or any interest therein adverse to the Bank.

               3.05 Other Financing Statements.  There is no
                    ---------------------------
financing statement (or similar statement or instrument of


registration under the law of any jurisdiction) covering or

purporting to cover any interest of any kind in the Collateral and so long as any of the Obligations remain unpaid, the Pledgor will not execute or authorize to be filed in any public office any financing statement (or similar statement or instrument of

registration under the law of any jurisdiction) or statements relating to the Collateral, except financing statements filed or to be filed in respect of and covering the security interests granted hereby by the Pledgor.

               3.06 Protection of Lien.
                    -------------------

               (a) The Pledgor will do all things and take all actions within its control which are reasonable and necessary to keep the lien granted pursuant to this Cash Collateral Agreement a valid first, prior and perfected lien upon the Collateral and protect its title to the Collateral against loss by reason of any proceeding to enforce any lien prior to or pari passu with the lien of this Cash Collateral Agreement.

               (b) The Pledgor will:

                    (i) duly and promptly pay and discharge, or cause to be paid and discharged, before they become delinquent, all taxes, assessments, governmental and other charges lawfully levied, assessed or imposed upon or against any of the Collateral including the income or profits therefrom and the interest of the Bank and the Trustee in such Collateral;

                    (ii) duly observe, and conform in all material respects to, all valid requirements of any governmental authority imposed upon the Pledgor relative to any of the Collateral, and all covenants, terms and conditions under or upon which any part thereof is held; and

                    (iii) cause to be paid and discharged all lawful claims (including, without limitation, income taxes) which, if unpaid, might become a lien or charge upon the Collateral.

               Nothing contained in this Section shall require the payment of any such tax, assessment, claim, lien or charge or the compliance with any such requirement so long as the validity, application or amount thereof shall be contested in good faith.

               3.07 Filings.  Upon the request of the Bank, the
                    --------
Pledgor will cause all financing and continuation statements, if any, with respect to this Cash Collateral Agreement to be kept,

recorded and filed in such manner in such places, if any, as may be required by law in order to preserve and protect the rights of the

Bank and the Trustee, and will pay all taxes and fees incidental thereto.

               The Pledgor will also cause all Collateral assigned

to the Bank and the Trustee to be kept recorded in such manner and in such places as may be required by law in order to protect and preserve the rights of the Bank and the Trustee.

               3.08 Further Assurances.  The Pledgor will execute
                    -------------------
and deliver, or cause to be executed and delivered, all such additional instruments and do, or cause to be done, all such additional acts as (a) may be necessary or proper hereunder, to carry out the purposes of this Cash Collateral Agreement and to make subject to the lien hereof any property intended so to be subject,

(b) may be necessary or proper to transfer to any successor Bank or successor Trustee, the estate, powers, instruments and funds held in trust hereunder and to confirm the lien of this Cash Collateral

Agreement or the priority thereof, or (c) the Bank or Trustee may reasonably request for any of the foregoing purposes.  Upon the request of the Bank or the Trustee the Pledgor will also cause to be filed, registered or recorded any instruments of conveyance,

transfer, assignment or further assurance in all offices in which such filing, registering or recording is necessary to the validity thereof or to give notice thereof.  The Pledgor hereby authorizes,

in the event the Pledgor fails to cooperate with the Bank or

Trustee, the Bank and the Trustee to file such financing statements and continuation statements as the Bank or Trustee may deem

necessary or advisable to make or keep effective the lien of this

Cash Collateral Agreement or the priority thereof.


                            ARTICLE IV
                            ----------

                       RELEASE OF COLLATERAL
                       ---------------------

               4.01  Release of Collateral.  The Bank, for itself and as
                     ----------------------
agent for the Trustee, shall release the Collateral from the pledge of this Cash Collateral Agreement in order to enable the Pledgor to make the sinking fund installment on the Bonds due on October 1,

1996.  The Pledgor shall deliver to the Bank wire transfer

instructions in order to make said payment.



                              ARTICLE V
                              ---------

           REMEDIES UPON OCCURRENCE OF EVENT OF DEFAULT
           --------------------------------------------

               5.01  Remedies.  If an Event of Default shall have
                     ---------
occurred and be continuing, then the Bank by such officer or agent as it may appoint, may take one or more of the following actions as directed by the Bank or the Trustee, as the case may be (the Bank shall be under no obligation to take any such action unless so directed by the Trustee):

               (i) proceed by one or more suits, actions or proceedings at law or in equity or otherwise, or by any other appropriate remedy, to enjoin any sale or disposition of Collateral by the Pledgor or any person claiming under or by assignment from the Pledgor or otherwise, or to enforce payment of the Collateral or to realize on any collateral security for such Collateral, or to foreclose under this Cash Collateral Agreement or to sell the Collateral under a judgment or decree of a court or courts of competent jurisdiction, or by the enforcement of any such other appropriate legal or equitable remedy as the Bank or Trustee, being advised by counsel, shall deem effectual to protect and enforce any of its rights or powers or any of the rights or powers of the Bank and the Trustee; or

               (ii) otherwise exercise in general, all rights and remedies of a secured party under the Uniform Commercial Code or any other applicable state law, or do any combination of the foregoing; or

               (iii) apply the Account to payment of the Obligations; or

               (iv) exercise any additional rights and remedies which are set forth in the Agreement.

               5.02 Application of Proceeds.  Any moneys collected
                    ------------------------
or to be applied by the Bank and the Trustee pursuant to this

Article shall be applied in the following order from time to time:


               (i) first, to the payment of any and all reasonable expenses and fees (including reasonable attorney's fees) incurred by the Bank and the Trustee in collection or other realization upon the Collateral or otherwise in the administration of this Cash
Collateral Agreement;

               (ii) second, to the Bank for application towards payment of the Obligations pursuant to the Agreement.

               5.03  Waiver of Claims.  The Pledgor hereby
irrevocably waives: to the extent permitted by applicable law, notice or judicial hearing in connection with the taking possession or the disposition of any of the Collateral, including, without limitation, any and all prior notice and hearing for any prejudgment remedy or remedies and any such rights which Pledgor would otherwise have under the constitution or any statute of the United States or of any State, and the Pledgor hereby further waives:

               (a) all damages occasioned by any taking of possession of the Collateral except any damages which are the direct result of the Bank's or Trustee's gross negligence or willful misconduct;

               (b) all other requirements as to the time, place and terms of sale or other requirements with respect to the enforcement of the Bank's and Trustee's rights hereunder; and

               (c) all rights of redemption, appraisement, valuation, stay, extension or moratorium now or hereafter in force under any applicable law in order to prevent or delay the enforcement of the Cash Collateral Agreement or the absolute sale of the Collateral or any portion thereof, and the Pledgor, for itself and all who may claim under it, insofar as they now or hereafter lawfully may, hereby waives the benefit of all such laws.

          Any sale of, or the grant of options to purchase, or any other realization upon, any Collateral in accordance with the terms hereof shall operate to divest all right, title, interest, claim and demand, either at law or in equity, of the Pledgor therein and thereto, and shall be a perpetual bar both at law and in equity against the Pledgor and against any and all persons claiming or attempting to claim the Collateral so sold, optioned or realized upon, or any part thereof, from, through and under the Pledgor.

               5.05 Remedies Cumulative. Each and every right, power and remedy hereby specifically given to the Bank and the Trustee shall be in addition to every other right, power and remedy specifically given under this Cash Collateral Agreement or now or hereafter existing at law or in equity, or by statute and each and every right, power and remedy may be exercised from time to time or simultaneously and as often and in such order as may be deemed expedient by the Bank and the Trustee. All such rights, powers and remedies shall be cumulative and the exercise or the beginning of exercise of one shall not be deemed a waiver of the right to exercise any other or others. No delay by or omission of the Bank or Trustee in the exercise of any such right, power or remedy and no renewal or extension of any of the Obligations shall impair any such right, power or remedy or shall be construed to be a waiver of any default or Event or Default or an acquiescence therein. In the event that the Bank or Trustee shall bring any suit to enforce any of its rights hereunder and shall be entitled to judgment, then in such suit the Bank and Trustee may recover reasonable expenses, including attorneys' fees, and the amount thereof shall be included in such judgment.


                            ARTICLE VI
                            ----------

                           MISCELLANEOUS
                           -------------

               6.01 Notices.  Except as otherwise specified herein, all
                    --------
notices and other communications provided for hereunder shall be in writing (including telecopies or telegraphic communication) and mailed,

telecopied, telegraphed or delivered, to any party hereto at its address set forth at the beginning of this Cash Collateral Agreement or at such other address as such party may hereafter notify the other party in writing.  All such notices shall not be effective until received.

               6.02 Waiver; Amendment.  No delay on the part of the
                    ------------------
Pledgor, or the Bank or Trustee in exercising any of their rights,

remedies, powers and privileges hereunder or partial or single exercise thereof, shall constitute a waiver thereof.  None of the terms and conditions of this Cash Collateral Agreement may be changed,

waived, modified or varied in any manner whatsoever unless in writing duly signed by each of the parties hereto.  No notice to or demand on the Pledgor in any case shall entitle it to any other or further notice or demand in similar or other circumstances or constitute a waiver of any of the rights of the Bank or Trustee to any other or further action in any circumstances without notice or demand.

               6.03 Obligations Absolute.  The obligations of the Pledgor
                    ---------------------
hereunder shall remain in full force and effect without regard to, and shall not be impaired by, (a) any exercise or non-exercise, or any waiver of, any right, remedy, power or privilege under or in respect of this Cash

Collateral Agreement or the Agreement except as specifically set forth in a waiver granted pursuant to the restrictions of Section 6.02 hereof; or

(b) any amendment to or modification of any of the documents which have or may be executed in connection with the Bonds or any security for any of the Obligations; whether or not the Pledgor shall have notice or knowledge of any of the foregoing.  The rights and remedies of the Bank and Trustee herein provided are cumulative and not exclusive of any rights or remedies which they would otherwise have under the Agreement or otherwise.

               6.04 Successors and Assigns.  This Cash Collateral Agreement
                    -----------------------
shall be binding upon each of the parties hereto and their respective successors and assigns and shall inure to the benefit of the parties hereto, the Bank and the Trustee and their respective successors and assigns, provided that the Pledgor may not transfer or assign any or all of its rights or obligations hereunder without the written consent of the

Bank and the Trustee.  All agreements, statements, representations and warranties made by the Pledgor herein or in any certificate or other instrument delivered by the Pledgor or on its behalf under this Cash

Collateral Agreement shall be considered to have been relied upon by the

Bank and shall survive the execution and delivery of this Cash Collateral

Agreement regardless of any investigation made by the Bank or the Trustee or on their behalf.

               6.05 Headings Descriptive.  The headings of the several
                    ---------------------
sections of this Cash Collateral Agreement are inserted for convenience only and shall not in any way affect the meaning or construction of any provision of this Cash Collateral Agreement.

               6.06 Severability. Any provision of this Cash Collateral
                    -------------
Agreement which is prohibited or unenforceable in any jurisdiction shall,

as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof,

and any such prohibition or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction.

               6.07 Pledgor's Duties.  It is expressly agreed, anything
                    -----------------
herein contained to the contrary notwithstanding, that the Pledgor shall remain liable to perform all of the obligations, if any, assumed by it with respect to the Collateral and the Bank or Trustee shall not be required or obligated in any manner to perform or fulfill any of the obligations of the

Pledgor under or with respect to any Collateral.

               6.08 Counterparts.  This Cash Collateral Agreement may be
                    -------------
executed in any number of counterparts, and by different parties hereto in separate counterparts, each of which when so executed shall be deemed an original, and all of which taken together shall constitute one and the same agreement.

               6.09 Termination; Release.  Upon the irrevocable payment
                    ---------------------
in full of all Obligations or the release of all of the Collateral pursuant to Section 4.01 herein this Cash Collateral Agreement shall terminate and the Bank at the request and expense of the Pledgor, will execute and deliver to the Pledgor the proper instruments (including any necessary Uniform Commercial Code termination statement on form UCC-3 acknowledging the termination of this Cash Collateral Agreement), and will duly assign, transfer and deliver to the Pledgor (without recourse and without any representation or warranty) such Collateral as may be in possession of the Bank and has not theretofore been sold or otherwise applied pursuant to this Cash Collateral Agreement.


               6.10 Bank's Rights under Account.  Nothing contained
                    ----------------------------
in this Cash Collateral Agreement shall be construed to in any way effect the Bank's rights with respect to the terms of the Account.

               6.11  Governing Law, Consent to Jurisdiction and
                     ------------------------------------------
Service of Process.  New York law shall govern the execution,
- -------------------
performance and construction of this Cash Collateral Agreement.  The undersigned hereby submits to the jurisdiction of the Supreme Court of the State of New York and agrees with Bank and the Trustee that personal jurisdiction over the undersigned shall rest with the

Supreme Court of the State of New York for purposes of any action on or related to this Cash Collateral Agreement, the liabilities, or the enforcement of either or all of the same.  The undersigned hereby waives personal service by manual delivery and agrees that service of process may be made by post-paid certified mail directed to the undersigned at undersigned's address set forth above with a copy to Michael Stolzar, Esq., Zissu, Gimbinger, Stolzar and

Wasserman, 950 Third Avenue, New York, New York 10022 or at such other address as may be designated in writing by undersigned to the

Bank, and that upon mailing of such process such service be

effective with the same effect as though served by personal manual delivery upon the undersigned, whether or not the undersigned in fact receive and accept such certified mail and whether or not the undersigned acknowledges the same on a return receipt.

               6.12 Waiver of Trial by Jury and Counterclaims. The
                    ------------------------------------------
undersigned hereby expressly waives any and every right to a trial by jury in any action on or related to this Cash Collateral

Agreement, the liabilities or the enforcement of either of all of the same, and does further expressly waive any and every right to interpose any counterclaim in any such action or proceeding.

               IN WITNESS WHEREOF, the parties hereto have caused this Cash Collateral Agreement to be executed and delivered by their duly authorized officers as of the date first above written.


                          GENERAL MICROWAVE CORPORATION


                          By: s/ ARNOLD H. LEVINE
                              Name:  Arnold H. Levine
                              Title: Vice President Finance


                          NATWEST BANK N.A.

                          By: s/ PETER G. BRANDEL
                              Peter G. Brandel
                              Vice President

                         Exhibit 10(a)(23)
                         -----------------

                      AMENDMENT AND WAIVER OF
                      REIMBURSEMENT AGREEMENT


          THIS AMENDMENT is dated the 16th day of January, 1996 by and between NATWEST BANK N.A. (formerly known as NATIONAL WESTMINSTER BANK

USA), a national banking association, having an office at 600 Broad

Hollow Road, Melville, New York 11747 (the "Bank") and GENERAL MICROWAVE

CORPORATION, a New York corporation having an office at 550 New Horizons

Boulevard, Amityville, New York  11701 (the "Company").



                            W I T N E S S E T H :

          WHEREAS, the Company and the Bank entered into a reimbursement agreement dated as of October 1, 1984, as same may have been amended from time to time (the "Agreement"), in connection with a letter of credit issued by the Bank in support of the Town of Babylon Industrial Development

Agency $6,000,000.00 Variable Rate 7-Day Demand Industrial Development

Revenue Bonds (General Microwave Corporation Facility) Series 1984

(the "Bonds");


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

          3.  The Bank hereby waives until February 29, 1996 any

Default or Event of Default resulting from the failure by the

Company to maintain a minimum tangible net worth of $14,200,000.00 as at the fiscal quarter end December 2, 1995 provided the tangible net worth is at least $13,100,000.00 until February 29, 1996 and provided further, for each fiscal year end after February 29, 1996,

the Company shall be required to maintain a minimum tangible net worth in an amount not less than $13,100,000.00 which shall be increased by an amount equal to 50% of the net income earned by the

Company during the same fiscal year.

          4.  The Bank hereby waives any Default or Event of Default resulting from the failure by the Company to not have a fiscal loss at fiscal year end February 29, 1996.

          5.  The following subsection (e) is hereby added to

Section 9 of the Agreement:

               "(e) the Company will not have a fiscal loss for the

fiscal quarter ending February 29, 1996 or for any fiscal quarter thereafter."

          6.  The Bank hereby waives through February 29, 1996 any

Default or Event of Default resulting from the failure by the Company to maintain a ratio of net profit plus depreciation and all non-cash expenses for such year to principal payments to be made on long term debt during the immediately succeeding fiscal year of not less than 1.5 to 1.0.

          7.  The following subsection (a)(vi) is hereby added to

Section 7 of the Agreement:

               "(vi) as soon as available, but in any event within 45

days after the end of each of the first three fiscal quarterly periods of each fiscal year, consolidated and consolidating balance sheets of the

Company and its affiliates as of the last day of such quarter, and consolidated and consolidating statements of income and retained earnings and changes in financial position, for such quarter, all in reasonable detail, each such statement to be certified by the chief financial, or accounting, officer of the Company as having been prepared in accordance with generally accepted accounting principles consistently applied

(subject to year-end audit adjustments)."

          8.  As an inducement to the Bank's execution of this amendment,

the Company shall cause to be delivered to the Bank and to Shawmut Bank

N.A., as successor trustee, under the indenture executed and delivered in connection with the Bonds (the "Trustee"), the following:

               (a)  Guarantees of the obligations of the Company

relating to the Bonds from each of General Microcircuits Corp. and

Math Associates, Inc. (collectively, the "Guarantors");

               (b)  Security Agreements from each of the Guarantors

granting to the Bank and to the Trustee a security interest in the

Guarantors' accounts receivables together with UCC-1 financing statements;

               (c) a Cash Collateral Agreement from the Company to

the Bank and to the Trustee pursuant to which the Company agrees to deposit certain sums (including an income tax refund) with the Bank which is thereby pledged to the Bank and to the Trustee which sums may be used by the Company to make the sinking fund installment due on the Bonds on October 1, 1996;

               (d) resolutions from the board of directors of the

Guarantors authorizing their respective Guaranties and Security

Agreements to be delivered within ten (10) days of the date hereof;

and

               (e) an opinion of counsel from counsel to the Company

and the Guarantors in form and substance reasonably satisfactory to the Bank and its counsel to be delivered within ten (10) days of the date hereof.

          9.  The Company shall pay to the Bank and shall be otherwise responsible for all reasonable fees, costs, expenses and disbursements incurred by the Bank of any kind and description relating to the negotiation, preparation, enforcement or interpretation of this amendment and any other documents contemplated hereby, including without limitation,

the fees of the Bank in the amount of $12,000.00 as well as the reasonable fees and expenses of the Bank's legal counsel.

          10.  Except as hereby amended, the Agreement and any other document executed in connection therewith are in all respects ratified and confirmed.


          IN WITNESS WHEREOF, the parties hereto have duly executed

this agreement as of the year and date first above written.


                              GENERAL MICROWAVE CORPORATION

                              By s/ARNOLD H. LEVINE
                                Name:  Arnold H. Levine
                                Title: Vice President-Finance


                              NATWEST BANK N.A.

                              By: s/PETER G. BRANDEL
                                 Peter G. Brandel
                                 Vice President

                           Exhibit 10(d)
                           -------------

                   GENERAL MICROWAVE CORPORATION

                  EXECUTIVE INCENTIVE BONUS PLAN


1.0       Name of Plan
          ------------

          The name of the plan set forth herein is the "General
Microwave Corporation Executive Incentive Bonus Plan" (the "Plan").


2.0       Purposes
          --------

          The purposes of the Plan are to enhance the long-term profitability and shareholder value of General Microwave Corporation
(the "Corporation") by offering cash incentives to those employees of the Corporation and its subsidiaries Math Associates, Inc. ("Math"), General Microwave Israel Corporation ("GMIC"), General Microwave Israel
(1987) Limited ("GMIL") and General Microcircuits Corporation ("GMCC") who are key to the growth and success of the Corporation, to attract and retain executives, management and other key personnel with experience and ability on a basis competitive with industry practices, and to encourage such personnel to acquire and maintain their positions at the Corporation and/or its subsidiaries.


3.0       Effective Date
          --------------

          The effective date of the Plan is the date on which it is approved by the Board of Directors of the Corporation. It shall be effective as to any subsidiary of the Corporation on the date on which the Board of Directors of the particular subsidiary resolves to have that subsidiary participate in the Plan.


4.0       Eligibility
          -----------

          4.1 All officers, division heads, managers and key personnel designated as set forth in the Plan shall be eligible to participate in the Plan. All decisions with respect to eligibility and bonus amounts in individual cases and with respect to the amounts allocated to a bonus pool made as set forth in the Plan shall be final. The participants for each fiscal year shall be determined and informed as soon as practical during that year.

          4.2 With respect to each fiscal year, there shall be four amounts payable ("bonus pools") as set forth below. The Chief Financial Officer of the Corporation shall determine the amount allocated to each budget pool based upon a review of the results of operations of each participating subsidiary for each fiscal year. Following is a list of the bonus pools.

               4.2.1  Corporate -  This bonus pool is for the
                                   officers of the Corporation.
                                   The amount of this bonus pool
                                   for a particular fiscal year
                                   will be based on the
                                   Corporation's "net income" for
                                   that fiscal year which for these
                                   purposes means the Corporation's
                                   consolidated earnings, if any,
                                   for that fiscal year before
                                   income taxes (benefit) and
                                   extraordinary items computed
                                   before deducting the amount of
                                   this and the other bonus pools.

               4.2.2  Amityville - This bonus pool is for the
                                   employees of the Corporation's
                                   Amityville and Math divisions.
                                   The amount of this bonus pool
                                   for a particular fiscal year
                                   will be based on the "net
                                   income" of the Amityville and
                                   Math divisions for that fiscal
                                   year which for these purposes
                                   means the combined earnings, if
                                   any, of the Amityville and Math
                                   divisions for that fiscal year
                                   before income taxes (benefit)
                                   and extraordinary items computed
                                   before deducting the amount of
                                   this and the Corporate bonus
                                   pool.

               4.2.3  GMI -        This bonus pool is for the
                                   Corporation's Israel division.
                                   The amount of this bonus pool
                                   for a particular fiscal year
                                   will be based on the "net
                                   income" in Israel of GMIC and
                                   GMIL for that fiscal year which
                                   for these purposes means the
                                   combined earnings in Israel, if
                                   any, of GMIC and GMIL for that
                                   fiscal year before income taxes
                                   (benefit) and extraordinary
                                   items computed before deducting
                                   the amount of this bonus pool
                                   but after deducting any expenses
                                   of GMIC or GMIL paid in the
                                   United States of America by the
                                   Corporation, GMIC or GMIL.

               4.2.4  GMCC -       This bonus pool is for the
                                   Corporation's GMCC division.
                                   The amount of this bonus pool
                                   for a fiscal year will be based
                                   on the "net income" of GMCC for
                                   that fiscal year which for these
                                   purposes means the earnings, if
                                   any, of GMCC for that fiscal
                                   year before income taxes
                                   (benefit) and extraordinary
                                   items computed before deducting
                                   the amount of this bonus pool.


5.0       Bonus Pool Amounts
          ------------------

          5.1 The amount of the Amityville, GMI and GMCC bonus pools for each fiscal year will be determined as follows:

               5.1.1     No bonus pool will be allocated if the
applicable net income is less than $200,000.

               5.1.2 If the applicable net income is between $200,000 and $500,000, the bonus pool will be equal to one (1%) percent of the applicable net income for each $100,000 of applicable net income starting from the first dollar. For applicable net income greater than $500,000, the bonus pool will be equal to $25,000 plus ten (10%) percent of the amount greater than $500,000. A summary of the amounts of these bonus pools is shown below:



 NET INCOME                             BONUS POOL
 ----------                             ----------
 $0 TO $200,000                         $0


 $200,000 to $500,000                   1% per $100,000 (e.g. a net
                                        income of $350,000 will yield
                                        a bonus pool of 3.5% of the
                                        total amount)


 $500,000                               $25,000 + 10% of the amount
                                        over $500,000



          5.2 The Corporate bonus pool will be calculated as follows:

               5.2.1     No bonus pool will be allocated if the
applicable net income is less than $500,000.

               5.2.2     If the applicable net income is above
$500,000, the bonus pool will be equal to five (5%) percent of the applicable net income in excess of $500,000. A summary of the amount of this bonus pool is shown below:



NET INCOME                              BONUS POOL
- ----------                              ----------
$0 to $500,000                          $0


$500,000                                5% of the amount over $500,000



6.0       Allocation and Payment of Bonus Pools
          -------------------------------------

          6.1 The Amityville, GMI and GMCC bonus pools will be allocated as follows:

               6.1.1 Management - Thirty-seven and one-half (37.5%) percent of each bonus pool will be allocated to the eligible management employees of the applicable division in a pro rata manner based upon their salaries received for that fiscal year excluding any bonuses, commissions, monetary fringe benefits, overtime or other incentive payments. The management employees eligible to participate in each bonus pool for a particular fiscal year will be the manager of the applicable division and other management employees selected each year by the manager of the applicable division, subject to the approval of the Corporation's President/CEO. The manager of each division is the person indicated below:

                    Amityville - The President/CEO of the
                      Corporation

                    GMI - The VP/General Manager of GMIL

                    GMCC - The President of GMCC

               Thirty-seven and one-half (37.5%) percent of each bonus pool will be allocated to the eligible management employees of the applicable division based upon an evaluation of each individual's contribution to the achievement of the division for that fiscal year based on the recommendations of the manager of that division, subject to the approval of the Corporation's President/CEO.

               6.1.2 Key Employees - The other twenty-five (25%) percent of each bonus pool will be allocated to the eligible key employees of the applicable division, based on management recommendations, subject to the approval of the division manager and the Corporation's President/CEO. The key employees eligible to participate in each bonus pool for a particular fiscal year will be selected each year by the manager of the applicable division, subject to the approval of the Corporation's President/CEO.

          6.2 The salaried officers of the Corporation will be the only participants in the Corporate bonus pool. The Corporate bonus pool will be allocated as follows:

               President/CEO of the     30% of bonus pool
                 Corporation

               Officers of the          70% of bonus pool divided
                 Corporation            among them pro rata based
                                        on their base salary received
                                        for the applicable year


          6.3 In order to receive payment of a bonus with respect to a particular fiscal year, a pool participant must be an employee of the Corporation and/or a subsidiary of the Corporation on the last day of that fiscal year. In the event such employment of a participant terminates for any reason other than death or disability before the end of that fiscal year, such participant will not be eligible to receive any payment under the Plan for that year. In the event such employment ceased because of death or disability, payment will be made to the individual's estate or to the individual in a pro rated amount based upon the portion of the fiscal year the participant was on the active payroll.

          6.4 All payments made under the Plan shall be subject to all applicable withholding taxes.

          6.5 The payment of bonuses from a particular pool will be made by the corporation or corporations under whose aegis that division operates.

          6.6 It is the intention of the Corporation that payments with respect to a particular fiscal year under the Plan will be made within 120 days after the end of that fiscal year. If this does not happen, a provisional distribution of up to seventy (75%) percent of the estimated amount of the payment at that time will be made with the balance to be paid as soon thereafter as possible.


7.0       Modification and Termination of the Plan
          ----------------------------------------

          The Board of Directors of the Corporation, at its sole discretion, may modify the Plan at any time. The Plan may be terminated or suspended by a vote of the Board of Directors of the Corporation or of a participating subsidiary with respect to any future fiscal year or years or with respect to the current fiscal year, subject to the condition that, in the latter event, such a decision shall have been taken within the first quarter of that fiscal year.

                            Exhibit 22
                            ----------

                  Subsidiaries of the Registrant
                  ------------------------------


                                             State or Other
                                             Jurisdiction of    Percentage
          Name of Subsidiary                 Incorporation      of Ownership
          ------------------                 ---------------    ------------

General Microwave Foreign Sales Corporation       Guam               100%

General Microcircuits Corporation                 Delaware            97%

Micro-El Patent Corporation                       Delaware           100%

General Microwave Israel Corporation              Delaware           100%

General Microwave Israel (1987) Limited           Israel             100%

Math Associates, Inc.                             New York           100%


          General Microwave Export Corporation and General Microwave Foreign Sales Corporation do business under their own names or the name General Microwave. Micro-El Patent Corporation, General Microwave Israel Corporation, General Microcircuits Corporation, General Microwave Israel
(1987) Limited and Math Associates, Inc. do business under their own names.

                                Exhibit 23
                                ----------

                       Independent Auditors' Consent
                       -----------------------------


The Stockholders and Board of Directors
General Microwave Corporation:


               We consent to the incorporation by reference in the Registration Statements (Nos. 33-15327 and 33-35631) on Form S-8 of
General Microwave Corporation and subsidiaries of our report dated
May 10, 1996, which is based partially upon the report of other auditors, relating to the consolidated balance sheets of General Microwave Corporation and subsidiaries as of February 29, 1996 and February 28, 1995 and the related consolidated statements of operations, stockholders' equity and cash flows and related schedule for each of the years in the three-year period ended February 29, 1996, which report appears in the February 29, 1996 annual report on Form 10-K of General Microwave Corporation and subsidiaries.



                                                     KPMG PEAT MARWICK LLP
Jericho, New York
May 24, 1996




                       Independent Auditors' Consent
                       -----------------------------


               We consent to the incorporation by reference in the Registration statements Nos. 33-15327 and 33-35631 of our report dated
May 20, 1996 (relating to the financial statements of General Microwave (Israel) Corporation and Subsidiary not included herein) appearing in this annual report on Form 10-K of General Microwave Corporation and Subsidiaries for the year ended February 29, 1996.



                                                     Igal Brightman & Co.
                                                     Certified Public Accounts
Tel Aviv, Israel
May 20, 1996

                         GENERAL MICROWAVE CORPORATION
                               AND SUBSIDIARIES
                           FINANCIAL DATA SCHEDULE
                              FEBRUARY 29, 1996
                               page 150 of 150