Form 10-Q
period 1996-06-01
GENERAL MICROWAVE CORP
filed 1996-07-11
CIK 40703

Exhibit Index on Page   14
                                                            ------

                      UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                 WASHINGTON, D. C. 20549

                        FORM 10-Q

(Mark One)

[XX]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 1, 1996
                               ------------------------------------

                                    or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to __________________

Commission file number:   1-8821


                   GENERAL MICROWAVE CORPORATION
- -------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

            New York                                   11-1956350
- -------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                  Identification No.)

5500 New Horizons Boulevard, Amityville, New York      11701
- -------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

                           (516)  226-8900
- -------------------------------------------------------------------
           (Registrant's telephone number, including area code)

                                N/A
- -------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          [X] Yes   [ ] No

     As of June 28, 1996, there were 1,205,659 shares of common stock outstanding.

                    PART I  -  FINANCIAL INFORMATION



Item l.  Financial Statements.
- -------  ---------------------

                      GENERAL MICROWAVE CORPORATION

                             AND SUBSIDIARIES

                    CONSOLIDATED FINANCIAL STATEMENTS

                               (Unaudited)

                               June 1, 1996

       BALANCE SHEET ASSETS

               GENERAL MICROWAVE CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                                A S S E T S



                                               June 1, 1996   February 29, 1996
                                               (Unaudited)
                                             ---------------  -----------------
Current assets:

  Cash and cash equivalents                  $    2,146,486      $   1,139,731
  Restricted cash                                   100,000                -
  Accounts receivable, net of allowance for
    doubtful accounts                             3,681,220          5,150,561
  Inventories                                     7,167,128          6,744,203
  Prepaid expenses and other current assets         300,328            278,785
  Income taxes receivable                           155,219            155,733
  Deferred income taxes, net                        560,073            560,073
                                                 ----------         ----------
         Total current assets                    14,110,454         14,029,086
                                                 ----------         ----------

  Property, plant and equipment, net              6,263,449          6,356,052
  Debt issuance costs, net                           70,409             75,626
  Other intangible assets, net                      174,128            178,015
  Costs in excess of fair market value of
    net assets acquired, net                        849,331            872,731
  Other assets                                       17,574             70,098
                                                 ----------         ----------
                                             $   21,485,345      $  21,581,608
                                             ==============      =============

See accompanying notes to consolidated financial statements.

       BALANCE SHEET LIABILITIES AND STOCKHOLDERS' EQUITY

                GENERAL MICROWAVE CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   June 1, 1996    February 29, 1996
                                                   (Unaudited)
                                                   -------------   -----------------

Current liabilities:

  Current installments of long-term debt           $    709,667       $    709,670
  Short-term borrowing                                  501,576            323,463
  Accounts payable                                    1,055,027          1,201,775
  Accrued payroll and other employee benefits           627,168            767,126
  Accrued expenses and other current liabilities        809,515            803,038
  Accrued commissions                                   219,846            274,192
                                                     ----------         ----------
         Total current liabilities                    3,922,799          4,079,264
                                                     ----------         ----------

  Long term debt, less current installments           2,273,074          2,325,589
  Deferred income taxes                                 584,068            584,068
  Minority interest                                      19,157             18,171

Stockholders' equity:
  Preferred stock, $.01 par value;
    1,000,000 shares authorized and unissued                -                  -
  Common stock, $.01 par value; 5,000,000
    shares authorized; issued 1,672,761 at
    June 1, 1996 and 1,664,492 at February
    29, 1996                                             16,728             16,645
  Additional paid-in capital                          9,605,548          9,549,402
  Retained earnings                                   8,252,620          8,197,118
                                                     ----------         ----------
                                                     17,874,896         17,763,165
                                                     ----------         ----------

Less: Treasury stock, at cost                         3,188,649          3,188,649
                                                     ----------         ----------
                                                     14,686,247         14,574,516
                                                     ----------         ----------

                                                   $ 21,485,345       $ 21,581,608
                                                   ============       ============


See accompanying notes to consolidated financial statements.

       STATEMENT OF OPERATIONS

                GENERAL MICROWAVE CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                              FOR THE QUARTER ENDED

                                           June 1, 1996    June 3, 1995
                                            (Unaudited)     (Unaudited)
                                           ------------    ------------

Net sales                                  $ 5,502,432     $ 4,404,996
Cost of sales                                3,673,561       3,328,936
                                            ----------      ----------
Gross earnings                               1,828,871       1,076,060

Operating expenses:
     Selling                                   712,292         788,511
     General and administrative                807,218         782,251
     Research and development                  181,752         407,123
                                            ----------      ----------
                                             1,701,262       1,977,885
                                            ----------      ----------

Operating earnings (loss)                      127,609        (901,825)


Other expenses (income):
     Interest expense                           48,883          51,321
     Dividend and interest income               (9,116)        (44,230)
     Minority interest in earnings
       (loss) of consolidated subsidiary           986         (43,684)
     Other                                      16,362          15,868
                                            ----------      ----------
                                                57,115         (20,725)
                                            ----------      ----------
Earnings (loss) before
     provision for income taxes                 70,494        (881,100)

Provision for income taxes                      15,000             -
                                            ----------      ----------

Net earnings (loss)                        $    55,494     $  (881,100)
                                           ===========     ===========

Net earnings (loss) per share              $      0.05     $     (0.74)
                                           ===========     ===========

Weighted average number of
     common shares outstanding               1,205,506       1,194,890


See accompanying notes to consolidated financial statements

       STATEMENT OF CASH FLOWS
                GENERAL MICROWAVE CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          FOR THE QUARTER ENDED
                                                       June 1, 1996    June 3, 1995
                                                        (Unaudited)     (Unaudited)
                                                       ------------    ------------
Cash flows from operating activities:
  Net earnings (loss)                                  $    55,494     $  (881,100)

  Adjustments to reconcile net earnings (loss)
    to net cash provided by operating activities:
      Depreciation and amortization                        226,637         206,247
      Change in minority interest                              986         (43,684)
  Changes in assets and liabilities:
      Accounts receivable, net                           1,469,341       2,311,227
      Inventories                                         (422,925)       (679,966)
      Prepaid expenses and other current assets            (21,543)         21,078
      Income taxes payable and receivable                      514         (66,533)
      Other assets                                          52,524         (26,216)
      Accounts payable                                    (146,748)        (58,301)
      Accrued expenses and other current liabilities      (187,827)         18,946
                                                        ----------      ----------
  Net cash provided by operating activities              1,026,453         801,698
                                                        ----------      ----------
Cash flows from investing activities:
  Purchase of plant & equipment                            (90,168)       (247,900)
  Purchase of intangible assets                            (11,364)        (49,370)
                                                        ----------      ----------
  Net cash used in investing activities                   (101,532)       (297,270)
                                                        ----------      ----------
Cash flows from financing activities:
  Principal payments on long-term debt                     (52,508)        (37,759)
  Proceeds from long-term debt                             178,113             -
  Proceeds from issuance of common stock
    pursuant to employee stock purchase plan                56,229             -
  Proceeds from exercise of stock options                      -             4,463
  Payments to acquire treasury stock                           -            (4,463)
                                                        ----------      ----------
  Net cash provided by (used in) financing activities      181,834         (37,759)
                                                        ----------      ----------
Cash and cash equivalents:
  Net increase during the period                         1,106,755         466,669
  Balance, beginning of the period                       1,139,731       1,053,861
                                                        ----------      ----------
  Balance, end of the period                           $ 2,246,486     $ 1,520,530
                                                       ===========     ===========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
  Interest                                                  41,807          44,295
  Income taxes                                              17,539         108,450
  Liability due to purchase of additional interest
    in subsidiary                                              -           279,000

See accompanying notes to consolidated financial statements.

                GENERAL MICROWAVE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 1, 1996

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

       INVENTORIES ON HAND
NOTE 3:  Inventories on hand at:

                                     June 1, 1996        February 29, 1996
                                     ------------        -----------------
             Raw materials            $3,065,796            $2,962,588
             Work in process           4,011,987             3,514,340
             Finished goods            1,053,200               773,925
                                      ----------            ----------
                                      $8,130,983            $7,250,853

             Less progress billings     (963,856)             (506,650)
                                      ----------            ----------
                                      $7,167,127            $6,744,203

        Inventories are valued at the lower of cost or market on a first-in, first-out basis.


NOTE 4: Accumulated depreciation and amortization of property, plant and equipment was $7,520,221 at June 1, 1996 and $7,337,449 at February 29, 1996.

NOTE 5:  On March 2, 1995, the minority stockholders of General Microcircuits
         (GMCC) exercised their option to require the Company to purchase, in fiscal 1996, 15,000 shares of GMCC common stock at a cost of $ 279,000, thereby increasing the Company's ownership in GMCC from 92% to 97%. This transaction was accounted for by the purchase method of accounting with the cost of the additional ownership recorded as costs in excess of fair value of net assets acquired.

NOTE 6: The agreements relating to the Company's 7-day Demand Industrial Development Revenue Bonds contain certain restrictive covenants. The agreement with the letter of credit issuer, as amended, requires the Company to make monthly sinking fund payments commencing April 1, 1996, towards its October 1, 1996, $500,000 bond payment; such payments are reflected as restricted cash on the accompanying balance sheet.

NOTE 7: Reclassifications are made whenever necessary to conform with the current year's presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

Results of Operations
- ---------------------

For the Quarter Ended June 1, 1996 compared with the Quarter Ended June 3,
- --------------------------------------------------------------------------
1995.
- -----

In the first quarter of fiscal 1997, net sales were $5,502,432 and net earnings were $55,494 compared with net sales of $4,404,996 and a net loss of $881,100 for the first quarter of fiscal 1996. Sales increased for microwave components, hybrid microcircuits products and fiber optics products (all of the Company's divisions) when comparing the sales for the first quarter of this year with the comparable quarter of last year. The improvement in operating results is attributed to increased sales, higher gross profit margins in all operating divisions, and lower operating expenses.

Cost of sales, as a percentage of sales, decreased during the current quarter to 66.8% from 75.6% during the comparable quarter of last year due primarily to resolution of technical problems on new products, and a decrease in overhead costs. Management's efforts to reduce costs, principally at the Amityville location, have resulted in reduced overhead costs in the current first quarter. Research and development costs decreased significantly due to the Company applying its engineering resources to production efforts.

During the first quarter of fiscal 1997, sales orders booked were $6.4 million and the closing backlog was $12.7 million compared with $8.0 million and $13.4 million respectively, for the first quarter of fiscal 1996. Closing backlog of $12.7 million at June 1, 1996 exceeded the $11.8 million at fiscal year-end February 1996.

As management anticipates profitability during fiscal 1997, the effective corporate income tax rate, after utilizing net operating loss carryforwards, was 21% for the first quarter of fiscal 1997.


Liquidity and Capital Resources
- -------------------------------
June 1, 1996 compared with February 29, 1996
- --------------------------------------------

At June 1, 1996, the Company's ratio of current assets to current liabilities was 3.6 to 1 compared to 3.4 at February 29, 1996.

During the first quarter of fiscal 1997, cash flows provided from operations amounting to approximately $1,026,000 were used to purchase capital equipment for $90,000, and the balance was applied to increased cash balances. The Company expects to spend up to $450,000 during the remainder of the year for capital equipment. Cash flows from financing activities of $178,000 from proceeds of long-term debt associated with the Israeli subsidiaries were utilized in those subsidiary's operations. Accounts receivable declined $1,470,000 due to reduced first quarter 1997 sales as compared to a high level of fourth quarter fiscal 1996 sales, which receivables were substantially collected in the first quarter of fiscal 1997. Inventories increased by approximately $423,000 because of work in process and finished goods related to increased backlog.

The agreements relating to the Company's 7-day Demand Industrial Development Revenue Bonds contain several restrictive covenants. The agreement with the letter of credit issuer requires the Company to maintain a minimum level of tangible net worth as defined. After giving effect to the results of operations for the quarter ended December 2, 1995, the Company required and received a waiver that modified this requirement to the Company's tangible net worth level as defined as of December 2, 1995, and agreed to a covenant to maintain profitable operations in future quarters. In connection with the foregoing, the Company also agreed to make monthly sinking fund payments commencing April 1, 1996, towards its October 1, 1996, $500,000 bond payment. Subsequent to the first quarter, the Company received a tax refund which was utilized to satisfy the sinking fund obligations. In addition, in connection with obtaining the waiver of the tangible net worth covenant contained in one of the agreements relating to the Industrial Development Revenue Bonds, the Company and two of its subsidiaries, Math Associates and General Microcircuits guaranteed and granted a security interest in their accounts receivable to the bondholders and the letter of credit issuer as additional security for the Company's bond related debt. Because management anticipates compliance with the covenants now in effect, the Industrial Development Revenue Bonds debt is classified as long-term debt.

The Company believes that its present resources, including available credit, are sufficient to meet its needs for the foreseeable future.

                    PART II - OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K
- ------- --------------------------------

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




                                         GENERAL MICROWAVE CORPORATION
                                         -----------------------------
                                                  (Registrant)



Date: July 11, 1996                      By:S/Arnold H. Levine
                                         -----------------------------
                                            Arnold H. Levine, Vice
                                            President-Finance, Treasurer,
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Chief Accounting Officer)

                               Exhibit Index
                               -------------


                                                           Page Number
                                                          in Sequential
    Exhibit No.                                             Numbering
    -----------                                             ---------

       27           Financial Data Schedule (Filed with        15
                    electronically filed copy only)

                         GENERAL MICROWAVE CORPORATION
                                AND SUBSIDIARIES
                            FINANCIAL DATA SCHEDULE