Form 10-Q
period 1996-08-31
GENERAL MICROWAVE CORP
filed 1996-10-15
CIK 40703

Exhibit Index on Page 14
                                                             ----

                      UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                 WASHINGTON, D. C. 20549

                        FORM 10-Q

(Mark One)

[XX]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    August 31, 1996
                               ----------------------------------

                                    or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission file number:   1-8821


                   GENERAL MICROWAVE CORPORATION
-----------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

            New York                                   11-1956350
-----------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                  Identification No.)

5500 New Horizons Boulevard, Amityville, New York      11701
-----------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

                           (516)  226-8900
-----------------------------------------------------------------
           (Registrant's telephone number, including area code)

                                N/A
-----------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          [X] Yes   [ ] No

     As of September 27, 1996, there were 1,205,659 shares of common stock outstanding.

                    PART I  -  FINANCIAL INFORMATION



Item l.  Financial Statements.
         ---------------------

                      GENERAL MICROWAVE CORPORATION

                            AND SUBSIDIARIES

                    CONSOLIDATED FINANCIAL STATEMENTS

                               (Unaudited)

                             AUGUST 31, 1996

       BALANCE SHEET ASSETS

               GENERAL MICROWAVE CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                                A S S E T S



                                            August 31, 1996   February 29, 1996
                                              (Unaudited)
                                            ---------------   -----------------
Current assets:

  Cash and cash equivalents                  $    1,463,165      $   1,139,731
  Restricted cash                                   500,000                -
  Accounts receivable, net of allowance for
    doubtful accounts                             3,672,319          5,150,561
  Inventories                                     7,109,124          6,744,203
  Prepaid expenses and other current assets         302,729            278,785
  Income taxes receivable                              -               155,733
  Deferred income taxes, net                        560,073            560,073
                                                 ----------         ----------
         Total current assets                    13,607,410         14,029,086
                                                 ----------         ----------

  Property, plant and equipment, net              6,214,250          6,356,052
  Debt issuance costs, net                           65,192             75,626
  Other intangible assets, net                      159,770            178,015
  Costs in excess of fair market value of
    net assets acquired, net                        825,931            872,731
  Other assets                                         -                70,098
                                                 ----------         ----------
                                              $  20,872,553      $  21,581,608
                                              =============      =============

See accompanying notes to consolidated financial statements.

       BALANCE SHEET LIABILITIES AND STOCKHOLDERS' EQUITY

                GENERAL MICROWAVE CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                             August 31, 1996  February 29, 1996
                                               (Unaudited)
                                             ---------------  -----------------
Current liabilities:

  Current installments of long-term debt        $    709,666     $    709,670
  Short-term borrowing                               546,028          323,463
  Accounts payable                                   889,141        1,201,775
  Accrued payroll and other employee benefits        751,427          767,126
  Accrued expenses and other current liabilities     894,720          803,038
  Accrued commissions                                246,407          274,192
                                                   ---------        ---------
          Total current liabilities                4,037,389        4,079,264
                                                   ---------        ---------

  Long term debt, less current installments        2,231,976        2,325,589
  Deferred income taxes                              584,068          584,068
  Minority interest                                   22,530           18,171

Stockholders' equity:
  Preferred stock, $.01 par value;
    1,000,000 shares authorized and unissued            -                 -
  Common stock, $.01 par value; 5,000,000
    shares authorized; issued 1,672,761 at
    August 31, 1996 and 1,664,492 at February
    29, 1996.                                         16,728           16,645
  Additional paid-in capital                       9,605,548        9,549,402
  Retained earnings                                7,562,963        8,197,118
                                                  ----------       ----------
                                                  17,185,239       17,763,165

Less: Treasury stock, at cost                      3,188,649        3,188,649
                                                  ----------       ----------
                                                  13,996,590       14,574,516
                                                  ----------       ----------

                                                $ 20,872,553     $ 21,581,608
                                                ============     ============

See accompanying notes to consolidated financial statements.

       STATEMENT OF OPERATIONS

                GENERAL MICROWAVE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                FOR THE QUARTER ENDED                    SIX MONTHS ENDED
                                          August 31, 1996   September 2, 1995   August 31, 1996   September 2, 1995
                                            (Unaudited)        (Unaudited)        (Unaudited)        (Unaudited)
                                          ---------------   -----------------   ---------------   -----------------
Net sales                                  $ 5,995,890         $ 5,390,599       $ 11,498,322        $ 9,795,595
Cost of sales                                4,807,243           3,934,290          8,480,804          7,263,226
                                            -----------         -----------       ------------        -----------
Gross earnings                               1,188,647           1,456,309          3,017,518          2,532,369

Operating expenses:
     Selling                                   760,321             780,299          1,472,613          1,568,810
     General and administrative                869,006             785,695          1,676,224          1,567,946
     Research and development                  209,567             208,980            391,319            616,103
                                            -----------         -----------        -----------        -----------
                                             1,838,894           1,774,974          3,540,156          3,752,859
                                            -----------         -----------        -----------        -----------


Operating loss                                (650,247)           (318,665)          (522,638)        (1,220,490)


Other expenses (income):
     Interest expense                           56,486              50,968            105,369            102,289
     Dividend and interest income              (11,322)            (23,325)           (20,438)           (67,555)
     Minority interest in earnings
         (loss) of consolidated subsidiary       3,373             ( 4,982)             4,359            (48,666)
     Other                                       5,873              16,984             22,235             32,852
                                            -----------         -----------       ------------        -----------
                                                54,410              39,645            111,525             18,920
                                            -----------         -----------       ------------        -----------

Loss before recovery
     of income taxes                          (704,657)           (358,310)          (634,163)        (1,239,410)

Recovery of income taxes                       (15,000)           (259,000)               -             (259,000)
                                            -----------         -----------       ------------        -----------

Net loss                                   $  (689,657)         $ ( 99,310)      $   (634,163)       $  (980,410)
                                           ============         ===========      =============       ============

Net loss per share                         $     (0.57)         $    (0.08)      $      (0.53)             (0.82)
                                           ============         ===========      =============       ============

Weighted average number of
     common shares outstanding               1,205,659           1,197,057          1,202,903          1,195,974


See accompanying notes to consolidated financial statements

       STATEMENT OF CASH FLOWS
                    GENERAL MICROWAVE CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            FOR THE SIX MONTHS ENDED
                                                        August 31, 1996   September 2, 1995
                                                          (Unaudited)       (Unaudited)
                                                        ---------------   -----------------
Cash flows from operating activities:
  Net loss                                                $  (634,163)     $  (980,410)

  Adjustments to reconcile net loss
    to net cash provided by operating activities:
      Depreciation and amortization                           452,294          464,303
      Change in minority interest                               4,359          (48,666)
  Changes in assets and liabilities:
      Accounts receivable, net                              1,478,242        2,137,850
      Inventories                                            (364,921)        (681,844)
      Prepaid expenses and other current assets               (23,944)        (270,656)
      Income taxes payable and receivable                     319,291         (338,918)
      Other assets                                             70,098          (50,801)
      Accounts payable                                       (312,634)         532,851
      Accrued expenses and other current liabilities         (115,360)        (226,570)
                                                           -----------      -----------
  Net cash provided by operating activities                   873,262          537,139
                                                           -----------      -----------
Cash flows from investing activities:
  Proceeds from sale of short-term investments                   -             757,909
  Purchase of plant & equipment                              (222,747)        (349,503)
  Purchase of intangible assets                               (12,258)          (7,139)
  Purchase of additional interest in subsidiary                  -            (279,000)
                                                           -----------      -----------
  Net cash provided by (used in) investing activities        (235,005)         122,267
                                                           -----------      -----------
Cash flows from financing activities:
  Principal payments on long-term debt                        (93,617)         (84,043)
  Proceeds from short-term borrowings                         222,565              -
  Proceeds from issuance of common stock
     pursuant to employee stock purchase plan                  56,229              -
  Proceeds from exercise of stock options                         -             18,404
  Payments to acquire treasury stock                              -             (4,466)
                                                           -----------      -----------
  Net cash provided by (used in) financing activities         185,177          (70,105)
                                                           -----------      -----------
Cash and cash equivalents:
  Net increase during the period                              823,434          589,301
  Balance, beginning of the period                          1,139,731        1,053,861
                                                           -----------      -----------
  Balance, end of the period (including restricted cash)  $ 1,963,165      $ 1,643,162
                                                           ===========      ===========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
  Interest                                                    128,098          102,288
  Income taxes                                                 31,148          108,450
  Liability due to purchase of additional interest
     in subsidiary                                                -            279,000

See accompanying notes to consolidated financial statements.

              GENERAL MICROWAVE CORPORATION AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              August 31, 1996

                                (Unaudited)


NOTE 1: The consolidated financial statements include the accounts of General Microwave Corporation, its wholly owned subsidiaries, General Microwave Foreign Sales Corporation (FSC), Micro-El Patent Corporation and Math Associates, Inc. (Math), its indirect wholly-owned subsidiaries, General Microwave Israel Corporation
         (GMIC) and General Microwave Israel (1987) Ltd. (GMIL), and its majority-owned subsidiary General Microcircuits Corporation (GMCC). All intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2: The information furnished in this report reflects all adjustments (which include only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim period. The interim figures are not necessarily indicative of the results for the year.

       INVENTORIES ON HAND
NOTE 3:  Inventories on hand at:

                                August 31, 1996        February 29, 1996
                                ---------------        -----------------
         Raw materials             $3,031,108             $2,962,588
         Work in process            3,678,648              3,514,340
         Finished goods               815,837                773,925
                                   ----------             ----------
                                   $7,525,593             $7,250,853

         Less progress billings      (416,469)              (506,650)
                                   ----------             ----------
                                   $7,109,124             $6,744,203

         Inventories are valued at the lower of cost or market on a first-in, first-out basis.


NOTE 4: Accumulated depreciation and amortization of property, plant and equipment was $7,701,999 at August 31, 1996 and $7,337,449 at February 29, 1996.

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

NOTE 6: The agreements relating to the Company's 7-day Demand Industrial Development Revenue Bonds contain several restrictive covenants. The agreement with the letter of credit issuer requires the Company to maintain a minimum level of tangible net worth as defined and continuing profitable operations. After giving effect to the results of operations for the quarter ended August 31, 1996, the Company required and received a waiver of both covenants for the quarter.
         This waiver modifies the tangible net worth covenant to require the Company to maintain its tangible net worth, as defined, at the August 31, 1996 level, subject to increases dependent upon future operations. The Company has a sinking fund requirement covering its October 1, 1996, $500,000 bond payment, which is reflected as restricted cash on the balance sheet. The Company has also agreed to make equal monthly sinking fund payments commencing October 1, 1996 towards its future bond payments. Because management anticipates compliance with the covenants now in effect, the Industrial Development Revenue Bonds debt is classified as long-term debt.

NOTE 7: Reclassifications are made whenever necessary to conform with the current year's presentation.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            -------------------------------------------------
            CONDITION AND RESULTS OF OPERATIONS
            -----------------------------------


Results of Operations
---------------------

For the Quarter Ended August 31, 1996 compared with the Quarter Ended September
-------------------------------------------------------------------------------
2, 1995.
--------

During the second quarter of fiscal 1997, net sales were $5,995,890 compared to $5,390,599 during the comparable quarter of fiscal 1996, an 11.2% increase. This increase is primarily attributed to increased shipments of microwave components and hybrid microcircuits products. The loss before recovery of income taxes was $704,657 as compared with $358,310 for the same quarter last year, primarily due to cost of sales, as a percentage of sales, increasing to 80.2% in the current quarter, from 73.0% during the comparable quarter of last year. This increase is primarily attributed to cost overruns on a development program in the fiber optic market, as well as technical problems and production difficulties with some new products and certain production programs. After giving effect to the anticipated recovery of income taxes, the net loss for the quarter amounted to $689,657 compared with a net loss of $99,310 for the same quarter last year.

Total operating expenses increased slightly in the current quarter compared to the comparable quarter last year. A decrease in selling expenses was slightly more than offset by an increase in general and administrative expenses.
Research and development expenses remained the same as in the comparable quarter last year.

During the second quarter of fiscal 1997, sales orders booked were $5.1 million and the closing backlog was $11.7 million compared with $5.3 million sales orders booked and a closing backlog of $13.3 million for the second quarter of fiscal 1996.


For the Six Months Ended August 31, 1996 compared with the Six Months Ended
---------------------------------------------------------------------------
September 2, 1995.
------------------

During the first half of fiscal 1997, net sales were $11,498,322 compared with $9,795,595 for the first half of fiscal 1996, representing a 17.4% increase. A net loss of $634,163 for the current period compares with a net loss of $980,410 for the comparable period last year. Sales increased during the six month period, primarily due to significant increases in microwave components and hybrid microcircuits sales as well as an increase in sales of fiber optic products. Losses decreased due to higher sales at a similar cost of sales percentage together with reduced research and development expenses.

Cost of sales, as a percentage of sales, decreased slightly to 73.8% in the first half of fiscal 1997, compared to 74.1% in the first half of fiscal 1996, as the Company continued to experience technical difficulties on some new products and in certain production programs.

During the current half the Company slightly decreased its selling activities, when compared to the prior year, offset by a slight increase in general and administrative expenses. Research and development expenses decreased significantly due to the Company applying its engineering resources to producing the increased sales level. Interest expenses increased slightly due to increased short term borrowings at the Israeli subsidiary. Investment income decreased because of reduced funds available for investment.

The tax benefit for second quarter fiscal 1997 is the result of the reversal of the first quarter's provision. A recovery of income taxes resulted from a loss before income taxes for the first six months of fiscal 1996 at an effective recovery rate of 20.8%. The tax benefit recorded in the second quarter of fiscal 1996 was limited to the estimated tax benefit recorded for the fiscal year ending February 29, 1996.

During the first half of fiscal 1997, sales orders booked were $11.5 million and the backlog was $11.7 million compared with $13.3 million and $13.3 million respectively, for the first half of fiscal 1996.


Liquidity and Capital Resources August 31, 1996 compared with February 29, 1996
-------------------------------------------------------------------------------

At August 31, 1996, the Company's ratio of current assets to current liabilities was 3.37 to 1 compared to 3.44 to 1 at February 29, 1996.

During the first half of fiscal 1997, cash flows provided from operations amounting to approximately $873,000 were utilized to purchase equipment for $223,000, and increase cash balances. Cash flows from financing activities of $185,000 were from net proceeds of $129,000 of long-term debt and short-term borrowings associated with the Israeli subsidiaries which were utilized in those subsidiarys' operations, as well as proceeds of $56,000 from issuance of common stock pursuant to the employee stock purchase plan. Accounts receivable declined $1,478,000 due to reduced first half sales as compared to a high level of fourth quarter fiscal 1996 sales, which receivables have been substantially collected. Inventories increased by $365,000 primarily because of increased work in process. The Company expects to spend up to $250,000 during the remainder of the year for capital equipment. See Note 6 to the Consolidated Financial Statements for information concerning the Company's 7-Day Demand Industrial Development Revenue Bonds and its sinking fund obligations with respect to them.

The Company believes that its present resources, including available credit, are sufficient to meet its needs for the foreseeable future.

                    PART II - OTHER INFORMATION


Item 4.     Submission of Matters to a Vote of Security Holders.
            ----------------------------------------------------

General Microwave Corporation held its Annual Meeting of Stockholders on June 25, 1996.

At that meeting, the persons listed below who were the nominees of the Board of Directors listed in the Corporation's proxy statement for the meeting were elected as the entire Board of Directors of General Microwave Corporation, and the votes of the number of shares of Common Stock set forth below were cast as set forth below with respect to each of them. There were no other nominees for director of General Microwave Corporation at that meeting. There were 3,300 broker non-votes with respect to the election of directors and 32,717 shares abstained.

                                            Authority to
                                 For        Vote Withheld
                               -------      -------------
      Frederick Zissu          958,883           2,312
      Sherman A. Rinkel        958,883           2,312
      Moe Wind                 958,883           2,312
      Stanley Simon            958,883           2,312
      Mitchell Tuckman         958,883           2,312
      Edmond D. Franco         957,273           3,922
      Michael I. Stolzar       958,883           2,312


At that meeting, the stockholders also adopted and approved an amendment to the Employee Stock Purchase Plan of General Microwave Corporation to increase the number of shares of Common Stock of the corporation that may be issued pursuant to that Plan by 59,201 to 140,000 shares. The votes of 898,724 shares of Common Stock were cast in favor of adoption and approval of the amendment, the votes of 57,458 shares were cast against adoption and approval of the amendment, the votes of 27,150 shares abstained, and there were 13,880 broker non-votes with respect to adoption and approval of the amendment to the Employee Stock Purchase Plan.


Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

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

                                            GENERAL MICROWAVE CORPORATION
                                            -----------------------------
                                                    (Registrant)


Date: October 11, 1996                      By:S/Arnold H. Levine
                                            ---------------------
                                            Arnold H. Levine, Vice
                                            President-Finance, Treasurer,
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Chief Accounting Officer)

                                Exhibit Index

                                                          Page Number in
                                                            Sequential
    Exhibit No.                                             Numbering


       27           Financial Data Schedule (Filed with        15
                    electronically filed copy only)

                        GENERAL MICROWAVE CORPORATION
                             AND SUBSIDIARIES
                          FINANCIAL DATA SCHEDULE
                              Page 15 of 15