Form 10-Q
period 1996-11-30
GENERAL MICROWAVE CORP
filed 1997-01-14
CIK 40703

Exhibit Index on Page  14
                                                             ----
                      UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                 WASHINGTON, D. C. 20549

                        FORM 10-Q

(Mark One)

[XX]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     November 30, 1996
                               -------------------------
                                    or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to __________________

Commission file number:   1-8821

                   GENERAL MICROWAVE CORPORATION
----------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

            New York                                   11-1956350
----------------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                  Identification No.)

5500 New Horizons Boulevard, Amityville, New York      11701
----------------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

                           (516)  226-8900
----------------------------------------------------------------------------
           (Registrant's telephone number, including area code)

                                N/A
----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          [X] Yes   [ ] No

     As of December 31, 1996, there were 1,205,659 shares of common stock outstanding.

                  PART I  -  FINANCIAL INFORMATION


Item l.  Financial Statements.
         ---------------------

                      GENERAL MICROWAVE CORPORATION

                            AND SUBSIDIARIES

                    CONSOLIDATED FINANCIAL STATEMENTS

                               (Unaudited)

                             NOVEMBER 30, 1996

       BALANCE SHEET ASSETS

               GENERAL MICROWAVE CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                                A S S E T S



                                            November 30, 1996  February 29, 1996
                                               (Unaudited)
                                            -----------------  -----------------
Current assets:

  Cash and cash equivalents                   $   1,374,633      $   1,139,731
  Restricted cash                                    80,000               -
  Accounts receivable, net of allowance for
    doubtful accounts                             4,142,020          5,150,561
  Inventories                                     6,806,953          6,744,203
  Prepaid expenses and other current assets         247,369            278,785
  Income taxes receivable                              -               155,733
  Deferred income taxes, net                        560,073            560,073
                                                 ----------         ----------
         Total current assets                    13,211,048         14,029,086
                                                 ----------         ----------

  Property, plant and equipment, net              6,122,780          6,356,052
  Debt issuance costs, net                           59,975             75,626
  Other intangible assets, net                      148,961            178,015
  Costs in excess of fair market value of
    net assets acquired, net                        802,531            872,731
  Other assets                                       50,139             70,098
                                                 ----------         ----------
                                              $  20,395,434      $  21,581,608
                                              =============      =============


See accompanying notes to consolidated financial statements.

       BALANCE SHEET LIABILITIES AND STOCKHOLDERS' EQUITY

                GENERAL MICROWAVE CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                               November 30, 1996   February 29, 1996
                                                  (Unaudited)
                                               -----------------   -----------------
Current liabilities:

  Current installments of long-term debt        $    709,664       $    709,670
  Short-term borrowing                               721,324            323,463
  Accounts payable                                 1,017,915          1,201,775
  Accrued payroll and other employee benefits        854,956            767,126
  Accrued expenses and other current liabilities     968,445            803,038
  Accrued commissions                                227,368            274,192
                                                   ---------          ---------
          Total current liabilities                4,499,672          4,079,264
                                                   ---------          ---------

  Long term debt, less current installments        1,679,352          2,325,589
  Deferred income taxes                              584,068            584,068
  Minority interest                                   23,221             18,171

Stockholders' equity:
  Preferred stock, $.01 par value;
    1,000,000 shares authorized and unissued            -                  -
Common stock, $.01 par value; 5,000,000
    shares authorized; issued 1,672,761 at
    November 30,1996 and 1,664,492 at
    February 29, 1996.                                16,728             16,645
  Additional paid-in capital                       9,605,549          9,549,402
  Retained earnings                                7,175,493          8,197,118
                                                  ----------         ----------
                                                  16,797,770         17,763,165

Less: Treasury stock, at cost                      3,188,649          3,188,649
                                                  ----------         ----------
                                                  13,609,121         14,574,516
                                                  ----------         ----------

                                                $ 20,395,434       $ 21,581,608
                                                ============       ============

See accompanying notes to consolidated financial statements.

       STATEMENT OF OPERATIONS

                GENERAL MICROWAVE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                             FOR THE QUARTER ENDED                   NINE MONTHS ENDED
                                        November 30,1996  December 2,1995    November 30, 1996  December 2,1995
                                          (Unaudited)       (Unaudited)        (Unaudited)        (Unaudited)
                                        ----------------  ---------------    -----------------  ---------------
Net sales                                $ 6,077,611       $ 5,655,179        $ 17,575,933       $ 15,450,774
Cost of sales                              4,595,300         4,893,306          13,076,104         12,156,532
                                          ----------        ----------         -----------        -----------
Gross earnings                             1,482,311           761,873           4,499,829          3,294,242

Operating expenses:
     Selling                                 748,308           829,227           2,220,921          2,398,037
     General and administrative              843,152           744,951           2,519,376          2,312,897
     Research and development                179,618           368,534             570,937            984,637
                                          ----------        ----------          ----------         ----------
                                           1,771,078         1,942,712           5,311,234          5,695,571
                                          ----------        ----------          ----------         ----------

Operating loss                              (288,767)       (1,180,839)           (811,405)        (2,401,329)

Other expenses (income):
     Interest expense                         57,736            54,351             163,105            156,640
     Dividend and interest income            (12,779)          (12,245)            (33,217)           (79,800)
     Minority interest in earnings
         (loss) of consolidated subsidiary       691             1,834               5,050            (46,832)
     Other                                    13,055            21,637              32,290             54,489
                                          ----------        ----------          ----------         ----------
                                              58,703            65,577             170,228             84,497
                                          ----------        ----------          ----------         ----------

Loss before provision for (recovery of)
     income taxes                           (347,470)       (1,246,416)           (981,633)        (2,485,826)

Provision for (recovery of) income taxes      40,000          (191,000)             40,000           (450,000)
                                          ----------        ----------          ----------         ----------

Net loss                                 $  (387,470)     $ (1,055,416)        $(1,021,633)       $(2,035,826)
                                         ===========      ============         ===========        ===========

Net loss per share                       $     (0.32)     $      (0.88)        $     (0.85)       $     (1.70)
                                         ===========      ============         ===========        ===========

Weighted average number of
     common shares outstanding             1,205,659         1,197,390           1,203,821          1,196,446


See accompanying notes to consolidated financial statements

       STATEMENT OF CASH FLOWS
                   GENERAL MICROWAVE CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             FOR THE NINE MONTHS ENDED
                                                        November 30, 1996  December 2, 1995
                                                           (Unaudited)       (Unaudited)
                                                        -----------------  ----------------
Cash flows from operating activities:
  Net loss                                                $ (1,021,633)     $ (2,035,826)

  Adjustments to reconcile net loss
    to net cash provided by operating activities:
      Depreciation and amortization                            680,426           707,914
      Change in minority interest                                5,050           (46,832)
  Changes in assets and liabilities:
      Accounts receivable, net                               1,008,541         1,674,836
      Inventories                                              (62,750)           54,895
      Prepaid expenses and other current assets                 31,416          (157,933)
      Income taxes payable and receivable                      386,152          (551,809)
      Other assets                                              19,959            (8,723)
      Accounts payable                                        (183,860)          878,863
      Accrued expenses and other current liabilities           (24,006)          (45,379)
                                                            ----------        ----------
  Net cash provided by operating activities                    839,295           470,006
                                                            ----------        ----------
Cash flows from investing activities:
  Proceeds from sale of short-term investments                    -              757,909
  Purchase of plant & equipment                               (315,540)         (434,655)
  Purchase of intangible assets                                (16,700)          (10,950)
  Purchase of additional interest in subsidiary                   -             (279,000)
                                                            ----------        ----------
  Net cash provided by (used in) investing activities         (332,240)           33,304
                                                            ----------        ----------
Cash flows from financing activities:
  Principal payments on long-term debt                        (646,237)         (645,376)
  Proceeds from short-term borrowings                          397,855              -
  Proceeds from issuance of common stock
     pursuant to employee stock purchase plan                   56,229              -
  Proceeds from exercise of stock options                         -               18,404
  Payments to acquire treasury stock                              -               (4,466)
                                                            ----------        ----------
  Net cash used in financing activities                       (192,153)         (631,438)
                                                            ----------        ----------
Cash and cash equivalents:
  Net increase (decrease) during the period                    314,902          (128,128)
  Balance, beginning of the period                           1,139,731         1,053,861
                                                            ----------        ----------
  Balance, end of the period (including restricted cash)  $  1,454,633      $    925,733
                                                          ============      ============
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest                                                  154,870           156,640
     Income taxes                                               53,099           113,063
  Liability due to purchase of additional interest
     in subsidiary                                                -              279,000

See accompanying notes to consolidated financial statements.

               GENERAL MICROWAVE CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             November 30, 1996

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

       INVENTORIES ON HAND
NOTE 3:   Inventories on hand at:

                                  November 30, 1996     February 29, 1996
                                  -----------------     -----------------
          Raw materials              $ 2,883,333          $ 2,962,588
          Work in process              3,274,217            3,514,340
          Finished goods                 738,943              773,925
                                      ----------           ----------
                                       6,896,493            7,250,853

          Less progress billings         (89,540)            (506,650)
                                      ----------           ----------
                                     $ 6,806,953          $ 6,744,203


          Inventories are valued at the lower of cost or market on a first-in, first-out basis.

NOTE 4: Accumulated depreciation and amortization of property, plant and equipment was $7,886,262 at November 30, 1996 and $7,337,449 at February 29, 1996.

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

NOTE 6: The agreements relating to the Company's 7-day Demand Industrial Development Revenue Bonds contain several restrictive covenants. The agreement with the letter of credit issuer requires the Company to maintain a minimum level of tangible net worth as defined and continuing profitable operations. After giving effect to the results of operations for the quarter ended November 30, 1996, the Company required and received a waiver of both covenants for the quarter. This waiver modifies the tangible net worth covenant to require the Company to maintain its tangible net worth, as defined, at the November 30, 1996 level, subject to increases dependent upon future operations. The Company has agreed to make equal monthly sinking fund payments towards its October 1, 1997 $500,000 bond payment, which are reflected as restricted cash on the accompanying consolidated balance sheet. Because management anticipates compliance with the covenants now in effect, the Industrial Development Revenue Bonds debt is classified as long-term debt.

NOTE 7: Reclassifications are made whenever necessary to conform with the current year's presentation.

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

For the Quarter Ended November 30, 1996 compared with the Quarter Ended
-----------------------------------------------------------------------
December 2, 1995.
-----------------

During the third quarter of fiscal 1997, net sales were $6,077,611 compared to $5,655,179 during the comparable quarter of fiscal 1996, an increase of 7.5%. This increase is due to increased shipments of microwave products which more than offset decreased sales of fiber optic products. The net loss for the current quarter was $387,470 compared with a net loss of $1,055,416 for the third quarter of fiscal 1996. This improvement is attributed principally to increased gross profit margins on increased shipments, and the increase in the provision for obsolete and excess inventory levels being significantly less in the third quarter of fiscal 1997 versus the third quarter of fiscal 1996.

Cost of sales, as a percentage of sales, decreased from 86.5% during the third quarter of last year to 75.6% during the third quarter of this year. The decrease is attributed to resolution of technical problems and production difficulties experienced last year, as well as improved efficiencies this year. However, some continuing new product technical difficulties and some additional inventory valuation reserves recorded in the quarter, did not allow the quarter to become profitable.

Notwithstanding increased sales, the aggregate of selling and general and administrative expenses remained essentially unchanged in the current quarter compared to the comparable quarter last year, while research and development expenses declined because the Israeli operation significantly moved into increased production operations.

The current tax provision is associated with the Company's Israeli subsidiary, while the tax benefit recorded in the third quarter of fiscal 1996 represented the amount of taxes recoverable under net operating loss carrybacks.

During the third quarter of fiscal 1997, sales orders booked were $5.2 million and the closing backlog was $10.9 million compared with $5.7 million sales orders booked and a closing backlog of $13.9 million for the third quarter of fiscal 1996.


For the Nine Months Ended November 30, 1996 compared with the Nine Months
-------------------------------------------------------------------------
Ended December 2, 1995.
-----------------------

During the first nine months of fiscal 1997, net sales were $17,575,933 compared with $15,450,774 for the first nine months of fiscal 1996, representing a 13.8% increase. A net loss of $1,021,633 for the current period compares with a net loss of $2,035,826 for the comparable period last year. The increase in sales is due to an increase in microwave components and hybrid microcircuits sales. Losses decreased primarily due to lower cost of sales while shipments increased.

Cost of sales, as a percentage of sales, decreased to 74.4% during the first nine months of fiscal 1997, compared to 78.7% in the first nine months of fiscal 1996, due primarily to resolution of technical problems and production difficulties experienced last year, as well as a reduction in the increase of inventory valuation provisions and adjustments from approximately $870,000 for the nine months ended December 2, 1995 to $208,000 for the nine months ended November 30, 1996.

During the current nine months, the Company decreased its research and development expenses as its Israeli operation significantly moved into increased production operations.

The current tax provision is associated with the Company's foreign subsidiary. The tax benefit recorded for the nine months ended November 30, 1996 represented the amount of taxes recoverable under net operating loss carrybacks.

During the first nine months of fiscal 1997 sales orders booked were $16.7 million and the closing backlog was $10.9 million compared with $19.6 million and $13.9 million respectively, for the first nine months of fiscal 1996.
The current backlog represents acceptable levels to maintain current operations. The prior period's backlog was higher due to delayed shipments as a result of technical problems.


Liquidity and Capital Resources
-------------------------------
November 30, 1996 compared with February 29, 1996
-------------------------------------------------

At November 30, 1996, the Company's ratio of current assets to current liabilities was 2.9 to 1 compared to 3.44 to 1 at February 29, 1996.

During the first nine months of fiscal 1997, cash flows provided from operations amounting to approximately $839,000 were utilized principally to purchase equipment for $316,000 and increase cash balances. Cash flows used in financing activities were $192,000 which represented proceeds of short term borrowings of $398,000 associated with the Israeli subsidiaries which were utilized in those subsidiaries' operations, and proceeds of $56,000 from issuance of common stock pursuant to the employee stock purchase plan, offset by $646,000 used for payments on long term debt. Accounts receivable as of November 30, 1996 were $1,009,000 less than the balance as of February 29, 1996 due to the high level of fourth quarter fiscal 1996 sales, which were subsequently collected. The Company expects to spend up to $100,000 during the remainder of the year for capital equipment.

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

          10.1  Amendment and Waiver of
                Reimbursement Agreement and
                Cash Collateral Agreement

          10.2  General Microwave Corporation
                1990 Stock Option Plan, as amended effective October 10, 1996

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



                                           GENERAL MICROWAVE CORPORATION
                                           -----------------------------
                                                    (Registrant)




Date: January 13, 1997                     By:S/Arnold H. Levine
                                           ---------------------
                                           Arnold H. Levine, Vice
                                           President-Finance, Treasurer,
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Chief Accounting Officer)

                               Exhibit Index

                                                        Page Number in
                                                        Sequential
Exhibit No.                                             Numbering


   10.1         Amendment and Waiver of                   15
                Reimbursement Agreement and
                Cash Collateral Agreement

   10.2         General Microwave Corporation             19
                1990 Stock Option Plan, as amended
                effective October 10, 1996

   27           Financial Data Schedule (Filed with       24
                electronically filed copy only)

                          AMENDMENT AND WAIVER OF
                          REIMBURSEMENT AGREEMENT
                       AND CASH COLLATERAL AGREEMENT

    THIS AMENDMENT is dated the 11th day of October, 1996 by and between

FLEET BANK, N.A. (formerly NatWest Bank N.A. formerly known as National

Westminster Bank USA), a national banking association, having an office at

300 Broad Hollow Road, Melville, New York 11747 (the "Bank") and GENERAL

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

Variable Rate 7-Day Demand Industrial Development Revenue Bonds (General

Microwave Corporation Facility) Series 1984 (the "Bonds"); and

    WHEREAS, the Company and the Bank (for the benefit of itself and for the

Bank (formerly Shawmut Bank, N.A.), as successor trustee under the Indenture,

as such term is defined in the Cash Collateral Agreement) entered into a Cash

Collateral Agreement dated as of January 16, 1996 (the "Cash Collateral

Agreement") pursuant to which, among other things, the Company deposited a sum of money into an account established with the Bank which account was pledged to the Bank as security and which account was available to the

Company to use towards making a sinking funds installment payment on the

Bonds which was due October 1, 1996;

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

    2.   As an inducement for the Bank to enter into this Agreement, the

Company represents and warrants as follows:

         A.  That with respect to the Agreement, the Cash Collateral Agreement and any other documents executed in connection therewith:

    (i)  There are currently no defenses or offsets to the Company's obligations under the Agreement or any other documents executed in connection with the Agreement, including, without limitation, the Cash

 Collateral Agreement, and if any such defenses or offsets currently exist without the knowledge of the Company, the same are hereby waived.

    (ii) All of the representations and warranties made by the Company in the Agreement are true and correct in all material respects as if made on the date hereof.

    3.   The Bank hereby waives any Default or Event of Default resulting from the failure by the Company to maintain a minimum tangible net worth of

$13,100,000.00 as at the fiscal quarter end August 31, 1996 provided the tangible net worth is at least $12,945,000.00 until February 28, 1997 and provided further, for each fiscal year end after February 28, 1997, the

Company shall be required to maintain a minimum tangible net worth in an amount not less than $12,945,000.00 which shall be increased by an amount equal to 50% of the net income earned by the Company during the same fiscal year.

    4.   The Bank hereby waives any Default or Event of Default resulting from the failure by the Company to not have a fiscal loss at fiscal quarter end

August 31, 1996.

    5. Section 2.01 and Section 2.02 of the Cash Collateral Agreement are hereby amended to read as follows:

    "2.01    Grant of Security Interests.  As collateral security for the prompt and complete payment and performance by the Pledgor when due of all of the Obligations, the Pledgor does hereby pledge, assign and transfer unto the Bank and the Trustee, and does hereby grant to the Bank and the Trustee for the benefit of the Bank and the Trustee, a security interest of first priority in, all of the right, title and interest of the Pledgor in the Account No. 2517005730 with the bank (the "Account") and to the extent provided in this Cash Collateral Agreement, proceeds of the foregoing (all of the above collectively, the "Collateral").

    2.02 Deposit into Account. The Pledgor agrees to deposit the sum of $40,000.00 on the first business day of each month into the Account beginning October 1, 1996 and continuing on the first day of each month thereafter."

    6.   Section 4.01 of the Cash Collateral Agreement is hereby amended to read as follows:

    "4.01    Release of Collateral.  The Bank, for itself and as agent for the
Trustee, shall release a portion of the Collateral from the pledge of this Cash Collateral Agreement in order to enable the Pledgor to make the sinking fund installments on the Bonds due each October 1. The Pledgor shall deliver to the Bank wire transfer instructions in order to make said payment."

    7. The Company shall pay to the Bank and shall be otherwise responsible for all reasonable fees, costs, expenses and disbursements incurred by the

Bank of any kind and description relating to the negotiation, preparation,

enforcement or interpretation of this amendment and any other documents contemplated hereby, including without limitation, the fees of the Bank in the amount of $3,000.00 as well as the reasonable fees and expenses of the

Bank's legal counsel.

    10.  Except as hereby amended, the Agreement and any other document executed in connection therewith are in all respects ratified and confirmed.

    IN WITNESS WHEREOF, the parties hereto have duly executed this agreement as of the year and date first above written.


                                    GENERAL MICROWAVE CORPORATION


                                    By:s/ ARNOLD LEVINE
                                        Name: Arnold Levine
                                        Title: V.P. Finance



                                    NATWEST BANK N.A.


                                    By:s/ PETER G. BRANDEL
                                        Peter G. Brandel
                                        Vice President

[As amended 10/10/96]

                       GENERAL MICROWAVE CORPORATION
                           l990 STOCK OPTION PLAN


          l. Purposes. The purposes of the plan ("Plan") are to provide an incentive to key employees of General Microwave Corporation ("Company") and its subsidiaries, including officers and directors who are employees, to contribute to the success of the Company by purchasing a proprietary interest in the Company, and to offer an additional inducement in obtaining and retaining the services of key personnel. Purchases shall be made in accordance with "incentive stock options" or "nonqualified stock options" issued pursuant to the Internal Revenue Code of l986, as amended ("Code"), the Regulations and Rulings promulgated thereunder.

          2. Stock Subject to the Plan. Options may be granted under the Plan to purchase in the aggregate not more than 125,000 shares of the Company's common stock, par value $.0l per share ("Common Stock") which may be authorized but unissued shares or treasury shares. Any shares subject to an option which for any reason expires or is terminated unexercised as to such shares, shall again become available for options under the Plan.

          3. Value of the Stock. The aggregate fair market value (determined as of the time the option is granted) of the Common Stock with respect to which incentive stock options are exercisable (under this and all other stock option plans of the Company) for the first time during any calendar year by an employee to whom an incentive stock option is granted shall not exceed $100,000.

          4. Administration and Selection. The Plan shall be administered by a committee designated as the Stock Option Committee ("Committee") to be appointed by, and to serve at the pleasure of, the Board of Directors which committee shall consist of not less than three nor more than five directors of the Company. The Committee shall have full power to interpret the Plan, and to establish and amend rules and regulations for its administration. The interpretations and decisions with regard to any question arising under the Plan made by the Committee shall be final and conclusive on all employees of the Company and its subsidiaries participating or eligible to participate in the Plan. Subject to the terms hereof, the Committee shall also have full power to determine the terms and conditions of options granted under the Plan including, but not limited to, option price, term and exercisability of options and restrictions on Common Stock issued pursuant thereto.

               The Board of Directors may from time to time appoint members of the Committee in substitution for or in addition to members previously appointed and may fill vacancies, however caused, in the Committee. The Committee shall hold its meetings at such times and places as it shall deem advisable. A majority of its members shall constitute a quorum. Action of the Committee shall be taken by a majority of its members at the meeting. Any action may be taken by a written instrument signed by a majority of the members, and action so taken shall be fully as effective as if it had been taken by a vote of a majority of the members at a meeting duly called and held.

          5. Eligibility. The Committee, in its sole discretion, may grant options from time to time to key employees of the Company and its subsidiaries, including officers and directors who are employees (but excluding members of the Committee), for such number of shares of Common Stock as the Committee may determine.

          6. Option Price. The purchase price of the Common Stock under each option shall be such amount as the Committee, in its sole discretion, shall determine, provided, however, the purchase price pursuant to an incentive stock option shall not be less than the fair market value of the Common Stock on the date the option was granted, and shall not be less than the par value of the Common Stock. Such fair market value shall be determined by the Committee on a consistent basis pursuant to any rules or regulations applicable to incentive stock options.

          7. Term of Options. The term of each option granted pursuant to the Plan shall be for a period not exceeding ten (l0) years from the date of granting thereof. The term of any option, validly granted, may extend beyond the termination of the Plan. Options shall be subject to earlier termination as provided hereinafter or in the Option Agreement.

          8. Ten Percent Stockholders. Notwithstanding Sections 6 and 7 hereof, if an optionee, at the time an incentive stock option is granted, owns Common Stock possessing more than ten (l0%) percent of the total combined voting power of all classes of stock of the Company, the option price shall be one hundred ten (ll0%) percent of the fair market value of the Common Stock at the time the option is granted, and the option shall terminate not later than five (5) years from the date the option is granted.

          9. Exercise of Options. Except as otherwise provided herein, an option may provide for its exercise during its term in such amounts and at such times as shall be specified in the Option Agreement. The Committee, in its sole discretion, may grant options or accelerate the exercise of options granted so that options are exercisable over a shorter period of time than that stated therein. If the full number of shares available for purchase in a period shall not be purchased, the balance may be purchased at any time or from time to time thereafter but prior to the termination of such option. Notwithstanding anything contained in this Plan to the contrary, no option granted hereunder shall be exercisable until this Plan has been approved by the stockholders of the Company as provided in Paragraph l7 hereof.

               An option shall be exercised by giving written notice to the Company at its executive offices, specifying the number of shares to be purchased and accompanied by payment in full of the aggregate purchase price thereof. In no case may a fraction of a share be purchased or issued pursuant to the exercise of an option. The purchase price may be paid in cash, by certified or cashier's check or in full shares of Common Stock, or any combination of the foregoing. Any shares of Common Stock used as payment for shares being acquired shall be deemed to have a value per share equal to the closing sales price of the Common Stock on the day the written notice of exercise is received by the Company as reported by the American Stock Exchange, or, if no sales of Common Stock shall have been made on that day, the average of the high and low sales prices on the next preceding day on which sales were made as reported by the American Stock Exchange. Payment of taxes, if any, required to be withheld by the Company as a result of the exercise of an option, shall be in cash at the time of exercise or on the applicable tax date under Section 83 of the Code, if later; provided, however, tax withholding obligations may be met by the withholding of Common Stock otherwise deliverable to the optionee pursuant to procedures approved by the Committee and with the consent of the Committee. In no event shall Common Stock be delivered to any optionee until he has paid to the Company, in cash, the amount of tax required to be withheld by the Company or has elected to have his tax withholding obligation met by the withholding of Common Stock in accordance with the procedures approved by the Committee and with the Committee's consent; except that in the case of later tax dates under Section 83 of the Code, Common Stock may be delivered prior to the optionee's satisfaction of tax withholding obligations if the optionee makes arrangements satisfactory to the Company that such obligations will be met on the applicable tax date.

          Each option may provide that the optionee may exercise the option without payment of the option price by delivery to the Company of an exercise notice and irrevocable instructions to deliver shares of Common Stock directly to the stockbroker named therein in exchange for payment of the option price and withholding taxes by such broker to the Company.

          10. Restrictions on Common Stock. In connection with the granting of any non-qualified stock option hereunder, the Committee may in its sole discretion impose upon the holder thereof such restrictions as it shall deem advisable to be applicable to the Common Stock to be purchased pursuant to such option. Such restrictions may include, but shall not be limited to, restrictions which render the Common Stock non-transferable, restrictions which create a substantial risk of forfeiture of the Common Stock, or restrictions which by their terms will never lapse.

               Unless expressly stated to the contrary in any Option Agreement, the Committee, in its sole discretion, shall have the right to cancel, alleviate or modify, in whole or in part, any such restrictions; provided, however, that no such action shall be taken without the consent of the optionee if such action would have the effect of rendering the restrictions more onerous to the optionee.

          11. Termination of Employment. Any optionee whose employment has terminated for any reason other than death or disability may exercise his option within one (1) month after the date of such termination to the extent the option was exercisable on the date of such termination. If the employment of an optionee is terminated because he becomes disabled, as defined in Section l05(d)(4) of the Code, the optionee may exercise his option within one (l) year after the date of such termination, or within such shorter period, if any, specified in his Option Agreement to the extent the option was exercisable on the date of such termination. In no event, however, shall the term of an option be extended beyond its normal termination date as a result of the foregoing. Options granted under the Plan shall not be affected by any change of employment so long as the optionee continues to be an employee of the Company, a parent or subsidiary corporation of the Company, or of a corporation issuing or assuming the options in a transaction to which Section 425(a) of the Code applies or a parent or subsidiary corporation thereof.

          12. Death of Employee. If an optionee dies while employed by the Company or a parent or subsidiary corporation of the Company, the option may be exercised to the extent exercisable on the date of his death, by his executor, administrator or other person entitled by law to the optionee's rights under the option, at any time within six (6) months after death, but in no event after the expiration of the term of the option.

          13. Option Agreements. Options shall be evidenced by Option Agreements which need not be identical and which shall contain such provisions as the Committee shall deem appropriate or advisable. Each Option Agreement shall state whether it will or will not be treated as an incentive stock option. Nothing in the Plan shall confer any rights on an employee other than those set forth in the Option Agreement, and neither the Plan nor the Option Agreement shall confer upon any employee any rights to continue in the employ of the Company or interfere in any way with the rights of the Company to terminate his employment at any time without liability by the Company.

          14. Adjustments. Notwithstanding any other provision of the Plan, in the event of any change in the outstanding Common Stock by reason of a share distribution, recapitalization, merger, consolidation, split-up, combination or exchange of shares, or the like, the aggregate number and kind of shares available under the Plan and the number and kind of shares subject to each outstanding option and the option price shall be appropriately adjusted by the Committee.

          15. Amendment and Termination. The Committee may at any time suspend or terminate the Plan or amend it from time to time in such respects as it may deem advisable to provide that options granted hereunder may qualify as incentive stock options under the Code, or may so amend it in any other respect not involving a substantial departure from the principles herein set forth. No amendment by the Committee shall serve to alter the class of persons eligible to receive options hereunder, or, except as provided in Section l4, increase the maximum number of shares with respect to which options may be granted hereunder. Unless sooner terminated by the Committee, the Plan shall terminate on June 26, 2000.

          16. Non-Transferability of Options and Other Terms. An option granted under the Plan shall not be transferable other than by will or the laws of descent and distribution or pursuant to a qualified domestic relations order as defined in the Code, shall not be exercisable for at least six (6) months after the date of grant except in the case of death or disability, and may be exercised during the lifetime of the holder thereof only by him.

          17. Effective Date of the Plan. The Plan shall become effective upon the date of adoption hereof by the Board of Directors of the Company, provided that the Plan shall be submitted for approval to the stockholders of the Company at an annual meeting to be held in 1990. If this Plan is not approved by the stockholders at such meeting, it shall become null and void, and all options granted pursuant hereto shall be null and void and of no force and effect.

                       GENERAL MICROWAVE CORPORATION
                             AND SUBSIDIARIES
                          FINANCIAL DATA SCHEDULE
                              Page 24 of 24