Form 10-K
period 1997-02-28
GENERAL MICROWAVE CORP
filed 1997-05-29
CIK 40703

FORM 10-K

                  SECURITIES AND EXCHANGE COMMISSION      Exhibit Index
                       Washington, D. C.  20549           on Page  55

(Mark One)

[XX] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended      February 28, 1997
                          ----------------------------
                                    OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number:    1-8821

                        GENERAL MICROWAVE CORPORATION
-----------------------------------------------------------------------------
           Exact name of registrant as specified in its charter)

       NEW YORK                                             11-1956350
-------------------------------                       -----------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                       Identification Number)

5500 New Horizons Boulevard, Amityville, New York                11701
-----------------------------------------------------------------------------
(Address of Principal Executive Offices)                       (Zip Code)

Registrant's telephone number, including area code   516-226-8900
                                                   --------------------------
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                Name of Each Exchange on Which Registered
-------------------                ------------------------------------------
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e. by persons other than officers and directors of General Microwave Corporation as reflected in the table incorporated by reference in
Item 12 of this Annual Report on Form 10-K as of April 1, 1997 was
$4,830,794.

As of April 1, 1997, there were 1,205,659 shares of the registrant's common stock outstanding.
                    Documents Incorporated by Reference
                    -----------------------------------
Part III: Proxy Statement for Annual Meeting of Stockholders to be held June 25, 1997.

                           TABLE OF CONTENTS
                           -----------------
NOTE: General Microwave Corporation and subsidiaries are sometimes referred to in this Annual Report on Form 10-K as "the Company", "General Microwave" or "Registrant".

          Item                                                         Page

PART I.    1.  Business........................................         3

           2.  Properties.....................................          8

           3.  Legal Proceedings..............................          8

           4.  Submission of Matters to a Vote of Security
               Holders........................................          8

               Executive Officers of the Registrant...........          9

PART II.   5.  Market for Registrant's Common Equity and
               Related Stockholder Matters....................         10

           6.  Selected Financial Data........................         11

           7.  Management's Discussion and Analysis of
               Financial Condition and Results of Operation...         12

           8.  Financial Statements and Supplementary Data....         17

           9.  Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure.........         48

PART III. 10.  Directors and Executive Officers of the
               Registrant.....................................         49

          11.  Executive Compensation.........................         49

          12.  Security Ownership of Certain Beneficial Owners
               and Management.................................         49

          13.  Certain Relationships and Related Transactions.         49

PART IV.  14.  Exhibits, Financial Statement Schedules and
               Reports on Form 8-K............................         50

Signatures....................................................         53

____________
(1) These items are omitted because the Registrant will file a definitive Proxy Statement pursuant to Regulation 14A involving the election of directors with the Securities and Exchange Commission not later than 120 days after the Registrant's fiscal year end. Information relating to Executive Officers of the Registrant appears at pages 9 and 10 of this Annual Report on Form 10-K.

                                  PART I


ITEM 1.  BUSINESS.


         Description of Business
         -----------------------
         General Microwave Corporation was incorporated in the State of New York in 1960. Unless the context otherwise indicates, the terms "General Microwave" and the "Company" as used herein refer to General Microwave Corporation and subsidiaries.

         The Company is engaged primarily in the design, development, manufacture and marketing of microwave and electronic systems, equipment and components. The Company is organized into three operating divisions in three locations with strong inter-divisional ties. The parent company, General Microwave Corporation, operates the Company's largest division, its microwave division located in Amityville, New York. A substantial portion of the Company's microwave products is sold to manufacturers and users of microwave systems and equipment for applications in the defense electronics industry. The Company also sells these components and equipment for use in the industrial sector as well as in commercial telecommunications industries. Typical applications for the Company's microwave products include electronic warfare and countermeasures, airborne and shipboard navigation and communications, radar systems, missile guidance systems, automatic test equipment, and satellite communications.

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

         In February, 1997, the Company decided to concentrate on its core businesses and adopted a plan to exit the fiber optics business of its Math Associates subsidiary. (See Note 2 to Consolidated Financial Statements in this Annual Report on Form 10-K). Accordingly, unless otherwise indicated, all of the information contained in this Item has been restated to delete data applicable to Math Associates, Inc.

         The Company has traditionally developed new products for sale as standard catalog items as well as products designed to customer specifications under fixed price contracts. The Company's catalogs currently list over 300 products, excluding fiber optics products.

         The following table sets forth, for the periods indicated, unaudited information with respect to the Company's net sales contributed by each class of similar products which accounted for 15% or more of consolidated net sales in any of the last three fiscal years.


                                        Year Ended February 28 or 29
                                        ----------------------------
                                     1997          1996           1995
                                     ----          ----           ----
Microwave Components............. $14,463,094   $11,833,453    $13,739,840

Power Measuring Instruments...... $ 1,894,491   $ 2,148,258    $ 1,534,178

Hybrid Microcircuits............. $ 3,323,266   $ 2,958,868    $ 3,410,919

Other............................ $   380,037   $   487,031    $   384,427
                                   ----------    ----------     ----------
               Net Sales......... $20,060,888   $17,427,610    $19,069,364



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

         Internally funded research and development expenditures aggregated $495,000, $1,090,000 and $940,000 in fiscal 1997, 1996 and 1995, respectively. These expenditures are net of reimbursements received under agreements with the government of Israel and another entity in the amounts of $104,000 and $245,000 in fiscal 1996 and 1995, respectively.

         In addition to Company sponsored development activities, the Company continues to expand and improve its product line and technology through performance under certain fixed price and cost plus fixed fee contracts requiring the development and manufacture of new products. Development and manufacturing costs incurred in connection with customer funded prototype development contracts are included in cost of sales. The estimated amount spent by the Company during each of the last three fiscal years on customer sponsored research and development activities aggregated $350,000, $625,000 and $3,502,000 in fiscal 1997, 1996 and 1995, respectively. The Company is currently engaged in the design and manufacture of new prototypes in connection with various electronic countermeasures, electronic warfare, radar, navigation and communications programs of the United States Government. The Company also understands that many of such engagements by major industrial corporations are for the design and manufacture of products for foreign governments and agencies thereof.

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


         Patents and Trademarks
         ----------------------
         The Company has 11 patents in the United States which cover various products. The Company considers that its competitive position depends more upon the technical expertise and creative ability of its engineering and development personnel than upon its patents, patent applications and trademarks.


         Customers
         ---------
         The Company's customers consist primarily of the United States Government and major industrial corporations that incorporate the Company's products into a variety of military, and to a lesser extent, commercial systems. At present, the Company estimates that it has approximately 2,500 customers. During fiscal 1997, no customers other than Litton Systems, Inc. accounted for 10% or more of the Company's net sales. Litton accounted for approximately 26% of net sales.

         Although the end-use for the Company's products is not always identifiable, Management estimates that sales for direct or indirect use by the United States Government represented approximately 42%, 55% and 56% of the Company's net sales in fiscal 1997, 1996 and 1995, respectively. The timing and level of appropriations by the federal government can influence the Company's operating results significantly. During the past several years, slowdowns of and reductions in the amounts spent by the United States Government for electronic defense programs increased the competition for and generally reduced the profitability of available contracts. No material portion of the Company's business is subject to renegotiation or limitation of profits on contracts or subcontracts by the federal government. However, the federal government, or agencies thereof, may terminate their contracts, in whole or in part, at their convenience. In such event, the government agency is obligated generally to pay the costs incurred by the Company under the contract plus a fee based upon work completed. Substantial curtailment or termination of the government programs which, directly or indirectly, fund the Company's contracts could have a material adverse effect upon the Company's operating results.

         Foreign sales, primarily in Israel, Japan, Norway, United Kingdom, India, France, Australia and Canada accounted for approximately 34%, 25% and 24% of the Company's net sales in fiscal 1997, 1996 and 1995, respectively. Foreign sales in fiscal 1997 include immaterial amounts of direct sales to 2 foreign governments or agencies thereof.


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

         In response to increased competitive pressure caused by tighter government purchasing practices, the Company continues to implement cost reductions on its current products and expand its selling and marketing efforts in the United States and abroad and continuously endeavors to expand its activities in non-military aspects of the electronics industry. The Company has traditionally emphasized the integrity, reliability and performance of its products.


         Backlog
         -------
         The Company's backlog was approximately $16,946,000 at February 28, 1997 and $10,853,000 at February 29, 1996. Although the contemplated end-use for products ordered is not always identifiable, Management estimates that approximately 35% and 40% of the Company's backlog at February 28, 1997 and February 29, 1996, respectively, is attributable to products ordered for direct or indirect use by the United States Government.

         The Company manufactures standard components and equipment for inventory and specialized components, systems and equipment pursuant to orders from customers. Orders are included in backlog upon the receipt by the Company of verbal or written purchase orders with firm delivery dates. Approximately 87% and 99%, respectively, of the backlog at February 28, 1997 and February 29, 1996 is scheduled for shipment within 12 months of such dates. The amount of backlog expected to be shipped over such periods represents only a portion of anticipated sales for such periods. Most of the orders included in the Company's current backlog may be cancelled by customers without cause or penalty, subject to payment for costs incurred and normal profit thereon.

         Segments and Other Financial Data
         ---------------------------------
         Information concerning business segments and the estimated geographical allocation of the Company's total sales is contained in Note 13 to the Consolidated Financial Statements in this Annual Report on Form 10-K. The risks associated with the Company's sales in foreign countries are no different from those experienced domestically. There is no significant difference in the estimated profitability of such business.

         See the information concerning working capital contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in this Annual Report on Form 10-K which is incorporated herein by reference.


         Other Information
         -----------------
         At February 28, 1997, the Company had approximately 273 full-time employees including those employed by Math Associates, Inc. None of the Company's employees is subject to a collective bargaining agreement.

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

ITEM 2.  PROPERTIES
         ----------
         The Company manufactures microwave components and equipment in an approximately 60,000 square foot building it constructed on approximately 9.5 acres of land in the New Horizons Business Center in Amityville, New York. The building provides an integrated plant for the Company's operations including executive offices and research and manufacturing facilities.

         Substantially all of the estimated cost of the acquisition, construction and equipping of the Amityville building was financed through variable rate industrial development revenue bonds issued by the Town of Babylon Industrial Development Agency (New York). General Microwave is leasing the facility from the issuer of the Bonds at a rental equal to the amounts due from time to time under the Bonds. At the expiration of the lease term on October 1, 1999, the Company may buy the facility for nominal consideration. The indebtedness with respect to the Bonds is secured by a mortgage of the premises. See Note 8 to Consolidated Financial Statements in this Annual Report on Form 10-K for additional information concerning the Bonds.

         The Company conducts its Israeli operations from an approximately 12,000 square foot plant in the Talpiot Industrial Zone of Jerusalem. See
Note 8 to Consolidated Financial Statements in this Annual Report on Form 10-K for additional information concerning the Talpiot facility. General Microcircuits Corporation conducts its operations from an approximately 8,000 square foot leased facility in Billerica, Massachusetts.


ITEM 3.  LEGAL PROCEEDINGS
         -----------------
         There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject and no such proceeding was terminated during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------
         There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

Executive Officers of the Registrant.
------------------------------------
         The following is a list of the names, ages, principal occupations and positions with the Company of its executive officers and the positions held by such officers during the past five years. All executive officers of the Company have terms of office which run until the next succeeding meeting of the Board of Directors following the annual meeting of stockholders or until their successors are elected and qualified unless they are removed sooner by the Board.
                                          Principal Occupation; Position
                                          and Office (current and during
                                             past five years with the
          Name                  Age       Company unless otherwise stated)
          ----                  ---       --------------------------------
Sherman A. Rinkel (1)            71       Chairman of the Board

Mitchell Tuckman (2)             46       President-Chief Executive Officer

Howard Cohen                     60       Vice President-Administration and
                                          Assistant Secretary

Robert E. DeBrecht (3)           53       Vice President-Engineering

Arnold H. Levine (4)             58       Vice President-Finance, Treasurer,
                                          Chief Financial Officer and Assistant
                                          Secretary

Rozalie Schachter                50       Vice President-Business Development


_________________
(1) Mr. Rinkel was President of the Company from its inception until his retirement on March 1, 1995. He became Chairman of the Board in May, 1995.
(2) Mr. Tuckman became President-Chief Executive Officer of the Company in March, 1995. He was Executive Vice President and Chief Operating Officer of the Company from August, 1994 until then. From June 1993 until August, 1994, Mr. Tuckman was Vice President-Microwave Engineering of the Company. He was Chief Microwave Engineer of the Company before that.
(3) Mr. DeBrecht became Vice President-Engineering in May, 1996. He was a computer consultant in the securities, financial, insurance benefits and office productivity areas from 1987 until then. Before that, he was a product and engineering manager at Narda Microwave Co. and a chief engineer at the Company.
(4) Mr. Levine became Vice President-Finance, Chief Financial Officer, Treasurer and Assistant Secretary of the Company in March, 1995. From 1989 until then, he was Vice President, Finance and a director of Cardion Inc., a subsidiary of Siemens Corporation.


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


                                               Sales Price (AMEX)
                                               ------------------
                                                High        Low
                                                ----        ---
Fiscal 1997:

         First Quarter...................       8.25        6.00
         Second Quarter..................       8.13        6.25
         Third Quarter...................       6.19        4.50
         Fourth Quarter..................       5.38        4.50



Fiscal 1996:

         First Quarter...................       9.13        6.88
         Second Quarter..................       9.25        7.63
         Third Quarter...................       8.81        7.88
         Fourth Quarter..................       7.88        5.88




         General Microwave has not declared or paid any cash dividends during the past two fiscal years. See Note 8 to Consolidated Financial Statements and paragraph 5 under Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources in this Annual Report on Form 10-K for information concerning the financial covenants contained in the agreements relating to the Company's industrial development revenue bond financing and their effect on the Company's ability to pay cash dividends.

         As of May 6, 1997, there were 186 record holders of the Common Stock of the Company.

         General Microwave did not sell any equity securities of General Microwave during the period covered by this report that were not registered under the Securities Act of 1933.

ITEM 6.  SELECTED FINANCIAL DATA.
         ------------------------
       SELECTED FINANCIAL DATA
                                                            Year Ended
                                                            ----------

                                February 28,  February 29,  February 28,  February 28,  February 28,
                                ------------  ------------  ------------  ------------  ------------
                                    1997          1996          1995          1994          1993
                                    ----          ----          ----          ----          ----



Net sales                       $20,060,888   $17,427,610   $19,069,364   $18,694,205   $19,400,197

Earnings (loss) from
continuing operations               201,730    (1,142,126)      466,960       993,833       513,784

Net earnings (loss) from
discontinued operations    (A)   (3,287,466)     (634,665)     (292,284)       48,857      (355,653)

Net earnings (loss) before
extraordinary item               (3,085,736)   (1,776,791)      174,676     1,042,690       158,131

Net earnings (loss)        (B)   (3,085,736)   (1,776,791)      174,676     1,042,690       258,131


Per share data:

Net earnings (loss) from
continuing operations                 0.17         (0.95)         0.38          0.73          0.37

Net earnings (loss) from
discontinued operations    (A)       (2.73)        (0.53)        (0.24)         0.03         (0.26)

Net earnings (loss) before
extraordinary item                   (2.56)        (1.48)         0.14          0.76          0.11

Net earnings (loss)        (B)       (2.56)        (1.48)         0.14          0.76          0.18


Balance sheet data:

Total assets                     19,289,511    21,581,608    23,441,828    25,182,150    24,407,886

Working capital                   6,843,799     9,949,822    11,902,533    13,336,263    12,993,953

Long-term debt, less
current installments              1,627,144     2,325,589     2,631,250     3,206,250     3,781,250

Stockholders' equity             11,545,010    14,574,516    16,337,373    17,565,712    17,041,387

Weighted average
  common shares outstanding       1,204,281     1,196,682     1,234,596     1,366,258     1,396,737

      General Microwave paid a special cash dividend of $0.25 per share on February 9, 1994. No other dividends were declared or paid during the past five fiscal years.

      (A) See Note 2 to the Consolidated Financial Statements in this Annual Report on Form 10-K.

      (B) Includes extraordinary tax benefit on net operating loss carryforward of $100,000 (.07 per share) for fiscal year ended February 28, 1993.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATION.
         ---------------------


Results of Operations
---------------------

In fiscal 1997 the Company had net earnings from continuing operations of $201,730 or $.17 per share, a net loss of $3,287,466 from discontinued operations resulting in a net loss after discontinued operations of $3,085,736 or $2.56 per share. In fiscal 1996 the Company had a net loss of $1,142,126 or $.95 per share from continuing operations and a net loss after discontinued operations of $1,776,791 or $1.48 per share. In fiscal 1995, the Company had net earnings from continuing operations of $466,960 or $.38 per share, and a net profit after discontinued operations of $174,676 or $.14 per share.

In February 1997, the Company decided to concentrate on its core businesses and adopted a plan to exit the fiber optics business, which was operated by its Math Associates subsidiary. (See Note 2 to Consolidated Financial Statements). Accordingly, unless otherwise indicated, all of the information herein has been reclassified to present the assets, liabilities and results of operations of the discontinued fiber optics business as a discontinued operation. The loss from discontinued operations includes a loss from operations for fiscal year 1997 of approximately $627,000, as well as an estimated loss on disposal (including management's best estimates of recoverability of assets and estimated loss during the phase-out period) of approximately $2,660,000.

The current year sales from continuing operations of $20,060,888 increased by $2,633,278 from the prior year, and was slightly higher than sales of two years ago ($19,069,364). Sales of microwave components and hybrid microcircuits increased in fiscal 1997 as compared to fiscal 1996, because of increased production levels and shipments to a significant customer.

Fiscal 1997's operating earnings from continuing operations improved substantially in comparison to fiscal 1996 primarily due to increased gross profit margins, increased sales and reductions in research and development expenses. Operating losses from discontinued operations in fiscal 1997 resulted from additional inventory valuation reserves, low gross profit margins and cost overruns on a fiber optic development program. Fiscal 1996's operating losses from continuing operations resulted principally from technical problems which delayed shipments, increased production costs on a development program for hybrid microcircuits products, inventory valuation reserves, as well as increased selling expenses. In fiscal 1996, the Company recorded valuation reserves and write offs related to the disposal of obsolete inventory of approximately $440,000 and incurred one-time severance expenses aggregating $158,000. The loss from operations of the discontinued business increased due to technical problems, increased production costs on a fiber optic development program and increased inventory valuation reserves.

Management's efforts to increase shipments, implement more effective operations and reduce cost of sales, resulted in significantly improved fiscal 1997 fourth quarter profitability from continuing operations of approximately $597,000 as compared to approximately $274,000 in fiscal 1996. Management will continue to focus on further process and quality effectiveness for gross profit margin improvement in fiscal 1998. As part of its efforts to improve earnings in fiscal 1998, management decided to focus on the Company's core businesses and discontinue the lower profit margin fiber-optic systems and components business.

New orders booked during the current year from continuing operations were approximately $26.2 million compared to approximately $19.4 million last year. The backlog of orders at February 28, 1997 was $16.9 million compared to $10.9 million at February 29, 1996. In fiscal 1995, orders booked from continuing operations were $20.0 million and the backlog was $9.2 million at the year end.

Cost of sales during fiscal 1997, as a percentage of sales, was 68.4% compared with 71.4% in 1996 and 67.6% in 1995. In fiscal 1997, the cost of sales percentage decreased primarily due to resolution of technical problems and production difficulties experienced in 1996 on two large production programs in microwave components and hybrid microcircuits, as well as improved efficiencies. In fiscal 1996, the cost of sales percentage increased primarily due to technical problems and cost overruns on a certain development program and increased inventory valuation reserves, as well as non-recurring severance expenses.

In fiscal 1997, while both selling and general and administrative expenses increased, when compared to the prior year, they both decreased as a percentage of sales due to budget and cost control efforts. Research and development expenditures were significantly reduced in 1997 in comparison to 1996 as the Israeli operation moved from development efforts to increased production. In fiscal 1996, selling and general and administrative expenses increased, when compared to 1995, due primarily to increased selling efforts at the Amityville microwave operations. Research and development expenses increased from the prior year because of increases at General Microwave Israel, notwithstanding decreases in the U.S. divisions.

Interest expense increased in fiscal 1997 as compared to 1996 as a result of increased short term borrowings at the Israeli operation. Although borrowing and interest thereon increased in fiscal 1996, interest expense decreased compared to fiscal 1995's interest expense which included interest due on taxes paid pursuant to a tax audit. Dividend and interest income were lower in fiscal 1996 compared to the prior year as a result of a reduction in average investment balances and lower interest rates during the year.

In fiscal 1997 the Company recorded a tax provision related to continuing operations of $40,000, as compared to a tax benefit of $222,000 for fiscal 1996 and a tax benefit of $266,000 for fiscal 1995. The fiscal 1997 tax provision principally represents taxes on the earnings of the Company's Israeli operations. The fiscal 1996 tax benefit resulted primarily from a tax loss carryback claim to recover Federal taxes paid for a three-year period and the reduction of net deferred tax liabilities. The fiscal 1995 tax benefit resulted primarily from the Israeli government's approval to utilize a corporate tax rate of 10% in Israel instead of the statutory 38% as well as the reversal of excess liabilities no longer determined to be required given the completion of tax audits of several years in fiscal 1995.

During the three-year period covered by this discussion, inflation did not have any significant effect on the Company's business.

Liquidity and Capital Resources
-------------------------------

At February 28, 1997, after giving effect to discontinued operations, the Company had working capital of $6.8 million compared to $9.9 million at the end of fiscal 1996.

Cash flows provided by operating activities amounted to approximately $1,893,000 and additional cash flows provided by discontinued operations amounted to approximately $134,000 during fiscal 1997. Funds were used primarily for the purchase of $409,000 of capital assets and repayments of long term debt of $698,000 partially offset by proceeds from short term borrowings of $269,000. Net cash flow resulted in an increase in cash of $1,244,000. During fiscal 1996, cash flows provided by operating activities amounted to approximately $703,000, offset by cash flow used in discontinued operations of $713,000. In addition, funds were received from long-term debt proceeds at General Microwave Israel of $404,000 and the sale of short-term investments of $758,000. During fiscal 1996, the Company utilized funds primarily for the payment of $575,000 of long-term debt, to acquire $550,000 of capital assets, and to acquire an additional interest in General Microcircuits for $279,000. During fiscal 1995 cash flows provided by operating activities amounted to approximately $105,000, while cash flows used in discontinued operations amounted to $390,000. The Company purchased approximately $1,430,000 of treasury stock and $84,600 was utilized to purchase General Microcircuits' common stock. Funds were also utilized for the payment of $575,000 of long-term debt and to acquire $468,000 of capital assets. These were funded primarily by the use of cash and marketable investments.

During fiscal 1997, inventories decreased $283,000 due primarily to improved inventory and purchase controls. During fiscal 1996, inventories decreased $620,000 due primarily to valuation reserves related to the disposal of obsolete inventory. Accounts receivable increased slightly during fiscal 1997 due to increased sales. During fiscal 1996, accounts receivable decreased compared to the prior year due to improved collections.

During fiscal 1997, the Company acquired capital assets of $409,000 compared with $550,000 and $468,000 during fiscal 1996 and 1995, respectively. During fiscal 1998, the Company anticipates expenditures of approximately $500,000 for capital equipment. A major portion of the Company's property, plant and equipment is encumbered by an Industrial Revenue Bond agreement, as discussed in Note 8 to the Consolidated Financial Statements. As a result of the financial statement impact of discontinued operations, the Company required and received a waiver and amendment of three covenants included in a bond-related agreement. See Note 8 to the consolidated financial statements. As a result of one of these covenants as amended, there is approximately $85,000 of unrestricted funds available for the payment of cash dividends as of February 28, 1997.

In fiscal 1997 and 1996, the Company's only short-term borrowings
(approximately $592,000 and $324,000, respectively) were at its Israeli subsidiary at a weighted average interest rate of 7.75% and 8.38%, respectively. The Company believes that its cash on hand plus anticipated sources of funds will be sufficient to fund its working capital, capital expenditures and debt service requirements for fiscal 1998.

As a measure of the Company's ability to meet its short-term obligations, the Company has the following:


                               February 28,        February 29,
                                  1997                1996
                                  ----                ----
Working Capital
(in thousands)                   $6,844              $9,950


Current Ratio                   2.2 to 1             3.4 to 1



Recent Accounting Pronouncements
--------------------------------

The Financial Accounting Standards Board has issued Statement 128, "Earnings per Share" (Statement 128). Statement 128 establishes standards for computing and presenting earnings per share (EPS). The Statement simplifies the standards for computing EPS and makes them comparable to international EPS standards. The provisions of Statement 128 are effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Statement does not permit early application and requires restatement of all prior period EPS date presented. In the opinion of management, adoption of Statement 128 will not have a material effect on the Company's previously reported EPS.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

                   GENERAL MICROWAVE CORPORATION
                          AND SUBSIDIARIES

                 Consolidated Financial Statements

              February 28, 1997 and February 29, 1996

            (With Independent Auditors' Report Thereon)

                        Independent Auditors' Report
                        ----------------------------

       To the Stockholders and Board of Directors
       General Microwave Corporation:


       We have audited the consolidated financial statements of General Microwave Corporation and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as
       listed in the accompanying index.   These consolidated financial
       statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We did not audit the consolidated financial statements of General Microwave Israel Corporation, an indirect wholly-owned subsidiary, as of and for the year ended February 28, 1997, which statements reflect total assets constituting 26% and 17% and total revenues constituting 15% and 11%, after elimination of intercompany balances and sales, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for General Microwave Israel Corporation for 1997 and 1996, is based solely on the reports of the other auditors.

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

       In our opinion, based on our audits and the 1997 and 1996 reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Microwave Corporation and subsidiaries as of February 28, 1997 and February 29, 1996 and the results of their operations and their cash flows for each of the years in the three-year period ended February 28, 1997, in conformity with generally accepted accounting principles. Also in our opinion, based on our audits and the 1997 and 1996 reports of the other auditors, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                            KPMG PEAT MARWICK LLP
       Jericho, New York
       May 21, 1997

                 AUDITORS' REPORT TO THE SHAREHOLDERS OF
           GENERAL MICROWAVE (ISRAEL) CORPORATION AND SUBSIDIARY
           -----------------------------------------------------

We have audited the accompanying consolidated balance sheet of General Microwave (Israel) Corporation and subsidiary ("the Company") as of February 28, 1997 and February 29, 1996, and the related consolidated statements of operations, changes in shareholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, including those prescribed under the Israeli Auditors' Regulations (Auditor's Mode of Performance) - 1973, which auditing standards are substantially identical to generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Board of Directors and management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The aforementioned financial statements have been prepared in U.S. dollars as described in Note 2A.

As stated in Note 1B, the consolidated financial statements were prepared at the request of the parent company and for its use only. The financial statements do not include activities of the Company, if any, that are not directly reflected in its books and records maintained in Israel.

In our opinion, except for the matter discussed in the preceding paragraph, the financial statements present fairly, in all material respects, the consolidated financial position of the Company and subsidiary as of February 28, 1997 and February 29, 1996, and the consolidated results of operations, changes in shareholders' deficiency and cash flows for the years then ended in accordance with generally accepted accounting principles in Israel. As applicable to these financial statements, such accounting principles are substantially identical in all material respects to generally accepted accounting principles in the United States.

Pursuant to Section 211 of the Companies Ordinance (New Version) - 1983, we hereby state that we received all the information and explanations which we requested and that our opinion on the consolidated financial statements is given based on the best of the information and explanations which we received and as reflected in the books of the Company.

s/ Igal Brightman & Co.
Certified Public Accountants

Jerusalem, May 20, 1997.

       STATEMENT OF CONSOLIDATED BALANCE SHEETS

                      GENERAL MICROWAVE CORPORATION
                            AND SUBSIDIARIES

                       Consolidated Balance Sheets

                 February 28, 1997 and February 29, 1996

                                   Assets                                             1997           1996
                                   ------                                             ----           ----
Current assets:
   Cash and cash equivalents                                                   $   1,745,362        700,876
   Restricted cash                                                                   200,000              -
   Accounts receivable, net of allowance for doubtful accounts
     of approximately $27,150 in 1997 and $25,700 in 1996                          4,121,809      3,982,222
   Current assets of discontinued operations                                       1,012,050      3,542,580
   Inventories                                                                     4,535,832      4,819,275
   Prepaid expenses and other current assets                                         250,417        268,327
   Income tax receivable                                                                   -        155,733
   Deferred income taxes, net                                                        523,676        560,073
                                                                                  ----------     ----------
              Total current assets                                                12,389,146     14,029,086

Property, plant and equipment, net                                                 5,990,992      6,300,667
Debt issuance costs, net                                                              56,497         75,626
Costs in excess of fair value of net assets acquired, net                            679,773        757,398
Other intangible assets, net                                                         144,392        141,157
Non-current assets of discontinued operations                                              -        207,576
Other assets                                                                          28,711         70,098
                                                                                  ----------     ----------
                                                                               $  19,289,511     21,581,608
                                                                                  ==========     ==========

                      Liabilities and Stockholders' Equity
                      ------------------------------------
Current liabilities:
   Current installments of long-term debt                                            709,670        709,670
   Short-term borrowing                                                              591,739        323,463
   Accounts payable                                                                  945,145        917,352
   Current liabilities of discontinued operations                                  1,195,193        502,472
   Accrued payroll and other employee benefits                                       691,227        713,429
   Accrued expenses and other current liabilities                                  1,117,973        726,655
   Accrued commissions                                                               294,400        186,223
                                                                                  ----------     ----------
             Total current liabilities                                             5,545,347      4,079,264

Long-term debt, less current installments                                          1,627,141      2,325,589
Deferred income taxes                                                                547,303        584,068
Minority interest                                                                     24,710         18,171

Stockholders' equity:
   Preferred stock, $.01 par value; 1,000,000 shares authorized and unissued               -             -
   Common stock, $.01 par value; 5,000,000 shares authorized;
     issued 1,672,761 in 1997 and 1,664,492 in 1996                                   16,728         16,645
   Additional paid-in capital                                                      9,605,549      9,549,402
   Retained earnings                                                               5,111,382      8,197,118
                                                                                  ----------     ----------
                                                                                  14,733,659     17,763,165

Less treasury stock, at cost                                                       3,188,649      3,188,649
                                                                                  ----------     ----------
                                                                                  11,545,010     14,574,516
                                                                                  ----------     ----------
                                                                               $  19,289,511     21,581,608
                                                                                  ==========     ==========

See accompanying notes to consolidated financial statements.

       CONSOLIDATED STATEMENT OF OPERATIONS

                      GENERAL MICROWAVE CORPORATION
                            AND SUBSIDIARIES

                  Consolidated Statements of Operations

 Years ended February 28, 1997, February 29, 1996 and February 28, 1995

                                                             1997         1996         1995
                                                             ----         ----         ----
Net sales                                              $  20,060,888   17,427,610   19,069,364
                                                          ----------   ----------   ----------
Costs and expenses:
   Cost of sales                                          13,727,368   12,434,854   12,894,839
   Selling                                                 2,414,014    2,259,367    1,975,568
   General and administrative                              2,973,517    2,820,194    2,832,143
   Research and development                                  496,419    1,093,627      941,460
                                                          ----------   ----------   ----------
                                                          19,611,318   18,608,042   18,644,010
                                                          ----------   ----------   ----------
        Operating earnings (loss)                            449,570   (1,180,432)     425,354
                                                          ----------   ----------   ----------
Other expenses (income):
   Interest expense                                          219,283      148,682      171,902
   Dividend and interest income                              (48,620)     (57,060)     (80,871)
   Minority interest in earnings (loss) of
     consolidated subsidiary                                   6,539       (6,399)      65,519
   Other, net                                                 30,638       98,471       67,844
                                                          ----------   ----------   ----------
                                                             207,840      183,694      224,394
                                                          ----------   ----------   ----------
Earnings (loss) from continuing operations
before income taxes (benefit)                                241,730   (1,364,126)     200,960

Income taxes (benefit)                                        40,000     (222,000)    (266,000)
                                                          ----------   ----------   ----------
Earnings (loss) from continuing operations                   201,730   (1,142,126)     466,960

Discontinued operations (note 2):

Loss from operations of discontinued Math Associates,
   Inc., net of applicable income tax benefits of
   ($332,000) in 1996 and ($155,000) in 1995                (627,011)    (634,665)    (292,284)

Loss on disposal of Math Associates, Inc., including
   provision of $319,725 for operating losses
   during phase-out period                                (2,660,455)           -            -
                                                          ----------   ----------   ----------
Net earnings (loss)                                    $  (3,085,736)  (1,776,791)     174,676
                                                          ==========   ==========   ==========
Net earnings (loss) per share:
   From continuing operations                                    .17         (.95)         .38
   From discontinued operations                                (2.73)        (.53)        (.24)
                                                          ----------   ----------   ----------
Net earnings (loss) per share                           $      (2.56)       (1.48)         .14
                                                          ==========   ==========   ==========

See accompanying notes to consolidated financial statements.

       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 GENERAL MICROWAVE CORPORATION
                                        AND SUBSIDIARIES

                        Consolidated Statements of Stockholders' Equity

             Years ended February 28, 1997, February 29, 1996 and February 28, 1995

                                       Common stock      Additional                    Treasury stock          Total
                                       ------------        paid-in     Retained        --------------        stockholder's
                                     Shares    Amount      capital     earnings     Shares       Amount         equity
                                     ------    ------      -------     --------     ------       ------         ------
Balances, February 28, 1994        1,656,492  $ 16,565    9,503,982    9,799,233    287,662  $ (1,754,068)    17,565,712

Net earnings                               -         -            -      174,676          -             -        174,676
Exercise of stock options              4,800        48       27,052            -          -             -         27,100
Purchase of treasury stock                 -         -            -            -    178,802    (1,430,115)    (1,430,115)
                                   ---------   -------    ---------    ---------    -------    ----------     ----------
Balances, February 28, 1995        1,661,292    16,613    9,531,034    9,973,909    466,464    (3,184,183)    16,337,373

Net loss                                   -         -            -   (1,776,791)         -             -     (1,776,791)
Exercise of stock options, net of
   shares tendered                     3,200        32       18,368            -        638        (4,466)        13,934
                                   ---------   -------    ---------    ---------    -------    ----------     ----------
Balances, February 29, 1996        1,664,492    16,645    9,549,402    8,197,118    467,102    (3,188,649)    14,574,516

Net loss                                   -         -            -   (3,085,736)         -             -     (3,085,736)
Shares purchased from Employee
   Stock Purchase Plan                 8,269        83       56,147            -          -             -         56,230
                                   ---------   -------    ---------    ---------    -------    ----------     ----------
Balances, February 28, 1997        1,672,761  $ 16,728    9,605,549    5,111,382    467,101   $(3,188,649)    11,545,010
                                   =========   =======    =========    =========    =======    ==========     ==========

See accompanying notes to consolidated financial statements.

       CONSOLIDATED STATEMENT OF CASH FLOWS

                                     GENERAL MICROWAVE CORPORATION
                                            AND SUBSIDIARIES

                                  Consolidated Statements of Cash Flows

                 Years ended February 28, 1997, February 29, 1996 and February 28, 1995

                                                                          1997         1996          1995
Cash flows from operating activities:                                     ----         ----          ----
   Net earnings (loss) from continuing operations                    $   201,730    (1,142,126)     466,960
   Adjustments to reconcile net earnings (loss) to net cash
     provided by continuing operations:
       Depreciation and amortization                                     809,265       883,467      882,731
       Bad debt recovery                                                   1,450       (14,239)     (68,630)
       Gain on disposal of equipment                                         545        (4,867)     (22,208)
       Loss on sale of securities                                              -             -       19,214
       Minority interest in earnings (loss) of consolidated
         subsidiary                                                        6,539        (6,399)      65,519
       Changes in assets and liabilities:
         Accounts receivable                                            (141,037)      571,147     (522,884)
         Inventories                                                     283,443       620,399      112,858
         Income taxes payable and receivable                             369,741      (494,650)     (81,731)
         Prepaid expenses and other current assets                        17,910       131,708     (259,490)
         Accounts payable and accrued liabilities                        302,052       208,961      201,896
         Deferred income taxes                                               389      (102,696)    (732,666)
         Other assets                                                     41,387        52,670       43,650
                                                                       ---------     ---------    ---------
           Net cash provided by continuing operations                  1,893,414       703,375      105,219
                                                                       ---------     ---------    ---------
   Net cash provided by (used in) discontinued operations                133,851      (712,647)    (390,356)
                                                                       ---------     ---------    ---------
Cash flows from investing activities:
   Purchases of property, plant and equipment                           (409,012)     (550,306)    (468,076)
   Proceeds from sale of fixed assets                                     19,533        13,511       26,790
   Purchase of additional interest in subsidiary                               -      (279,000)     (84,600)
   Purchases of intangible assets                                        (17,137)      (18,480)     (34,178)
   Sale of short-term investments, net                                         -       757,909    1,737,466
                                                                       ---------     ---------    ---------
           Net cash provided by (used in)
              investing activities                                      (406,616)      (76,366)   1,177,402
                                                                       ---------     ---------    ---------
   Net cash used in investing activities of discontinued operations       (2,221)      (26,272)     (17,069)
                                                                       ---------     ---------    ---------
Cash flows from financing activities:
   Principal payments on long-term debt                                 (698,448)     (575,000)    (575,000)
   Proceeds from long-term debt                                                -       404,009            -
   Net proceeds from short-term borrowings                               268,276        78,751      244,712
   Proceeds from issuance of common stock                                 56,230        13,934       27,100
   Payments to acquire treasury stock                                          -             -   (1,430,115)
                                                                       ---------     ---------    ---------
           Net cash used in financing activities                        (373,942)      (78,306)  (1,733,303)
                                                                       ---------     ---------    ---------

Net increase (decrease) in cash and cash equivalents                   1,244,486      (190,216)    (858,107)

Cash and cash equivalents at beginning of year                           700,876       891,092    1,749,199
                                                                       ---------     ---------    ---------
Cash and cash equivalents at end of year                            $  1,945,362       700,876      891,092
                                                                       =========     =========    =========

See accompanying notes to consolidated financial statements.

                           GENERAL MICROWAVE CORPORATION
                                AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                      February 28, 1997 and February 29, 1996


(1) Summary of Significant Accounting Policies and Practices
    --------------------------------------------------------

   (a)   Description of Business
         -----------------------
    General Microwave Corporation and its subsidiaries (the Company) are engaged primarily in the design, development, manufacture and marketing of microwave equipment and components. The Company is organized into three operating divisions in separate locations. A majority of the Company's microwave products are sold to manufacturers and users of microwave systems and equipment for applications in the defense electronics industry. The Company also sells these components and equipment for use in the industrial sector, as well as in commercial telecommunications industries. Typical applications for the Company's microwave products include electronic warfare and countermeasures; airborne and shipboard navigation and communications; radar systems; missile guidance systems; automatic test equipment; and satellite communications. On February 25, 1997, the Board of Directors of the Company adopted a plan to discontinue its electronic fiber optic systems and components business operated by its wholly-owned subsidiary, Math Associates, Inc. (note 2).

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

   (c)   Revenue Recognition
         -------------------
    Sales are recorded as units are delivered with the cost of sales recognized on each shipment based upon an average estimated final contract unit cost, including overhead costs. Losses on contracts are recorded when known.

                                                                (Continued)
                                  Page 24

   (d)   Cash Equivalents
         ----------------
    For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. There were no cash equivalents at February 28, 1997 and February 29, 1996.

   (e)   Inventories
         -----------
    Work-in-process inventory reflects all accumulated production costs, which are comprised of direct production costs and overhead, reduced by amounts attributable to units delivered. Work-in-process inventory is reduced to its estimated net realizable value by a charge to cost of sales in the period excess costs are identified. Raw materials and finished goods inventories are reflected at the lower of cost or market, computed on the first-in, first-out (FIFO) method.

   (f)   Property, Plant and Equipment
         -----------------------------
    Property, plant and equipment are recorded at cost. Depreciation is charged to operations over the estimated service lives of the related assets (ranging from three to twenty-five years) using the straight-line method. Assets acquired under capital lease and leasehold improvements are amortized over the life of the lease or the estimated life of the asset, whichever is less.

   (g)   Debt Issuance Costs
         -------------------
    Costs incurred in connection with the issuance of Industrial Development
       Revenue Bonds, amounting to $313,000, are being amortized over the life of the bonds (fifteen years) on a straight-line basis.

   (h)   Intangible Assets
         -----------------
    Intangible assets include patents recorded at cost which are amortized on a straight-line basis over a period not to exceed seventeen years. Accumulated amortization aggregated $78,311 and $64,409 at February 28, 1997 and February 29, 1996, respectively.

    The costs in excess of fair value of net assets acquired relate to the acquisition of GMCC and are amortized on a straight-line basis over fifteen years. Additionally, these costs include the cost of additional ownership of GMCC increasing from 80% to 97% (note 6), which are amortized on a straight-line basis over the remaining life of the original asset. Accumulated amortization aggregated $311,578 and $233,953 at February 28, 1997 and February 29, 1996, respectively.

   (i)   Pension Expense
         ---------------
    Pension expense for eligible employees is provided under an actuarial cost method. The Company's policy is to make annual contributions to the plan in accordance with actuarially determined funding requirements.

                                                                (Continued)
                                  Page 25

   (j)   Income Taxes
         ------------
    Income taxes are accounted for under the asset and liability method.
       Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

   (k)   Earnings Per Share
         ------------------
    Earnings per share (EPS) is computed based on the weighted average number of common shares outstanding during the year (including common stock equivalents of 5,758 in fiscal 1995) of 1,204,281 in fiscal 1997, 1,196,682 in fiscal 1996 and 1,234,596 in fiscal 1995.

    The Financial Accounting Standards Board has issued Statement of Financial
       Accounting Standards (SFAS) No. 128, "Earnings per Share". SFAS No. 128 establishes standards for computing and presenting EPS. SFAS No. 128 simplifies the standards for computing EPS and makes them comparable to international EPS standards. The provisions of SFAS No. 128 are effective for financial statements issued for periods ending after December 15, 1997, including interim periods. SFAS No. 128 does not permit early application and requires restatement of all prior period EPS data presented. In the opinion of management, adoption of SFAS No. 128 will not have a material effect on the Company's previously reported EPS.

   (l) Reconciliation to United States Generally Accepted Accounting Principles
       ------------------------------------------------------------------------
    The financial statements of the Company's Israeli operations, GMIC and GMIL, were prepared in accordance with generally accepted accounting principles in Israel. The differences between generally accepted accounting principles in Israel and generally accepted accounting principles in the United States as they pertain to GMIC and GMIL are not considered material to the consolidated financial statements of the Company.

   (m)   Foreign Currency Translation
         ----------------------------
    The financial position and the results of operations of the Company's
       Israeli operations are measured using the dollar as the functional currency. Gains or losses resulting from translating transactions denominated in a foreign currency were immaterial in fiscal 1997, 1996, and 1995.

                                                                (Continued)
                                  Page 26

   (n)  Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of
        -----------------------------------------------------------------------
    The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," on March 1, 1996. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of SFAS No. 121 did not have a material impact on the Company's financial position or results of operations.

   (o)   Stock Option Plan
         -----------------
    Prior to March 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if and to the extent that the current market price of the underlying stock exceeded the exercise price. On March 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

                                                                (Continued)
                                  Page 27

   (p)   Use of Estimates
         ----------------
    The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates include the recoverability of inventory, intangibles and accounts receivable for continuing operations and the recoverability of assets and estimated losses during the phase-out periods for discontinued operations. Actual results could differ from those estimates.

   (q)   Reclassifications
         -----------------
    Reclassifications are made whenever necessary to conform with the current year's presentation.

(2) Discontinued Operations
    -----------------------

    Pursuant to a Board of Directors resolution on February 25, 1997, the Company adopted a plan to discontinue its electronic fiber optic systems and components business. This business was operated by Math. The plan anticipates that the liquidation of Math will be completed by no later than February 28, 1998.

    At February 28, 1997, a provision for loss on disposal of $2,660,455 has been recorded in the accompanying consolidated financial statements principally relating to the anticipated disposal of inventory and other assets, estimated losses during the phase-out period and estimated costs of liquidation.

    The consolidated financial statements of the Company have been reclassified to reflect the effects of the Company's decision to account for the disposal of its Math operations as discontinued operations. Accordingly, the net sales, costs and expenses, assets and liabilities, and cash flows associated with Math have been excluded from the respective captions in the accompanying consolidated balance sheets, statements of operations and statements of cash flows.

    Net sales of the discontinued operations prior to the date of discontinuance were $4,735,586, $4,908,579, $3,240,628 for fiscal 1997,
       1996 and 1995, respectively.

                                                                (Continued)
                                  Page 28

    The following summarizes assets and liabilities of the discontinued operations which have been segregated in the accompanying consolidated balance sheets:


       NOTE 2 TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                          1997       1996
       Current assets - discontinued operations:                          ----       ----
          Cash                                                       $   148,583     438,855
          Accounts receivable, net                                       863,467   1,168,339
          Inventories                                                          -   1,924,928
          Prepaid expenses and other current assets                            -      10,458
                                                                       ---------   ---------
                                                                     $ 1,012,050   3,542,580
                                                                       =========   =========
       Non-current assets - discontinued operations:
          Property, plant and equipment, net                                   -      55,385
          Other intangible assets, net                                         -      36,858
          Costs in excess of fair value of net assets acquired, net            -     115,333
                                                                       ---------   ---------
                                                                     $         -     207,576
                                                                       =========   =========
       Current liabilities - discontinued operations:
          Accounts payable                                               186,084     284,423
          Accrued expenses                                             1,009,109     218,049
                                                                       ---------    --------
                                                                     $ 1,195,193     502,472
                                                                       =========    ========

    Discontinued operations include management's best estimates of the amounts expected to be realized on the liquidation of the Math business. While these estimates are based on an analysis of the recoverability of assets and estimated losses during the phase-out period, actual results may differ.

                                                                (Continued)
                                  Page 29

(3) Supplemental Cash Flow Information
    ----------------------------------

    Following is supplemental information relating to the consolidated statements of cash flows:

                                                 1997     1996     1995
       Cash paid during the year for:            ----     ----     ----
            Interest                       $    205,274  193,668  150,355
                                                =======  =======  =======
            Income taxes                   $     86,253  146,161  425,477
                                                =======  =======  =======

(4) Inventories
    -----------

    Inventories are comprised of the following:

                                         1997          1996
                                         ----          ----
             Raw materials          $  1,802,020     2,306,816
             Work-in-process           2,371,040     2,571,959
             Finished goods              568,132       368,003
                                       ---------     ---------
                                       4,741,192     5,246,778
             Less progress billings     (205,360)     (427,503)
                                       ---------     ---------
                                    $  4,535,832     4,819,275
                                       =========     =========

                                                                (Continued)
                                  Page 30

(5) Property, Plant and Equipment
    -----------------------------

    A summary of property, plant and equipment is as follows:

                                               1997          1996
                                               ----          ----
        Land                             $   1,169,299     1,169,299
        Buildings and improvements           5,832,699     5,826,907
        Test equipment                       1,406,230     1,319,338
        Machinery and equipment              3,273,314     3,160,585
        Furniture and office equipment       1,587,777     1,445,985
        Leasehold improvements                 266,165       259,212
        Transportation equipment               229,107       235,863
        Tooling                                 86,596        25,683
        Construction-in-process                 25,172        80,084
                                            ----------    ----------
                                            13,876,359    13,522,956
        Less accumulated depreciation
            and amortization                 7,885,367     7,222,289
                                            ----------    ----------
                                         $   5,990,992     6,300,667
                                            ==========    ==========

    Depreciation expense aggregated $698,609, $774,006 and $802,676 in fiscal
       1997, 1996 and 1995, respectively. Repairs and maintenance costs are expensed as incurred and amounted to approximately $410,000, $362,000 and $424,000 in fiscal 1997, 1996, and 1995, respectively.

    The Company's Israeli operations were granted "approved enterprise status" and are therefore entitled to investment grants from the Israeli government for investments in production facilities. Such approval is conditional upon meeting certain export requirements, once implementation of the investment program has been completed. Investment grants reflected as an offset against the cost of property and equipment amounted to $1,063,523 and $1,036,182 at February 28, 1997 and February 29, 1996, respectively. The conditions for receipt of grants in the amount of $713,097 were fulfilled as of February 28, 1997. Should the Company not fulfill the conditions applicable to receipt of the remaining grants, the Israeli government is permitted to demand refund of the balance of $350,426, plus interest. In management's opinion, the Company will fulfill the relevant conditions relating to investment grants received.

                                                                (Continued)
                                  Page 31

(6) Majority-Owned Subsidiary
    -------------------------
    At February 28, 1997, the Company owns 97% of GMCC's outstanding common stock (291,000 shares). The agreement associated with the Company's investment in GMCC states that, at the option of the minority stockholders, the Company may be required to purchase up to 100% of the outstanding common stock of GMCC at various dates as defined in the agreement. If not exercised at the stipulated dates, the option to require the Company to purchase the GMCC stock is cumulative. The purchase price is based upon GMCC's net earnings as defined by the agreement, as amended in September 1990, payable in cash up to a cumulative aggregate amount of $1,000,000 and, thereafter, with a combination of cash and common stock of the Company, at the Company's option, in accordance with the provisions of the option.

    During fiscal 1996, the Company acquired 15,000 shares of GMCC common stock for $279,000, resulting in an aggregate increase in the Company's ownership to 97%. These transactions are accounted for by the purchase method of accounting. The purchase price in excess of the additional ownership acquired is recorded as an addition to costs in excess of fair value of net assets acquired, which amounted to $238,051 in fiscal 1996.

    Additionally, the Company owns all of the outstanding preferred stock of GMCC. The interest in the investment in GMCC outstanding common stock not owned by the Company is recorded as minority interest on the accompanying consolidated balance sheets.


(7) Income Taxes
    ------------
    The components of income tax expense (benefit) are as follows:

                                         1997        1996        1995
                                         ----        ----        ----
             Current:
                Federal             $        -    (346,000)    153,000
                State                    8,000     (29,000)    110,000
                Foreign                 32,000       1,000     (24,000)
                                       -------    --------    --------
                                        40,000    (374,000)    239,000
                                       -------    --------    --------
             Deferred:
                Federal and State            -     152,000    (505,000)
                                       -------    --------    --------
                                    $   40,000    (222,000)   (266,000)
                                       =======    ========    ========

                                                                (Continued)
                                  Page 32

    A reconciliation of income taxes (benefit) computed at the Federal statutory rate to reported income taxes (benefit) is as follows:

       NOTE 7 TO CONSOLIDATED FINANCIAL STATEMENTS
                                             1997                  1996                 1995
                                       ----------------     ------------------    ----------------
     Tax at Federal statutory rate   $   82,000   34.0%   $ (463,800)  (34.0)%  $   68,300    34.0%
     Change in beginning of the
        year balance of the valua-
        tion allowance for deferred
        tax assets of continuing
        operations allocated to
        income tax expense              (42,000) (17.4)      322,700    23.7       (28,500)  (14.2)
     Benefit of lower tax rate
        on foreign income               (36,000) (14.9)            -     -         (24,300)  (12.1)
     Earnings of subsidiary not
        consolidated for tax
        purposes                              -    -          58,600     4.3             -     -
     State income taxes (benefit),
        net                               5,000    2.0      (115,000)   (8.4)       72,500    36.1
     Tax exempt income                        -    -               -     -         (19,300)   (9.6)
     Amortization of costs in
        excess of fair value of
        net assets acquired              26,000   10.8        25,700     1.9        18,400     9.2
     Reversal of prior years'
        over provisions                                      (67,000)   (4.9)     (368,000) (183.1)
     Other, net                           5,000    2.0        16,800     1.2        14,900     7.3
                                       --------  -----      --------   -----     ---------  ------
     Income taxes (benefit)          $   40,000   16.5%   $ (222,000)  (16.2)%  $ (266,000) (132.4)%
                                       ========  =====      ========   =====     =========  ======

                                                                (Continued)
                                  Page 33

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at February 28 and February 29 are presented as follows:


       NOTE 7 TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              1997       1996
                                                              ----       ----
    Deferred tax assets:
      Inventories, principally due to additional costs
        inventoried for tax purposes pursuant to the Tax
        Reform Act of 1986 and obsolescence reserve       $  318,484    323,727
      Net operating loss carryforwards                        77,400    246,064
      Tax credit carryforwards                               248,000    144,200
      Discontinued operations                              1,380,216    219,797
      Allowance for doubtful accounts receivable               9,867      9,374
      Warranty reserve                                        25,135     22,141
      Other                                                   72,575     37,377
                                                           ---------  ---------
        Total deferred tax assets                          2,131,677  1,002,680

      Less valuation allowance                            (1,518,555)  (367,217)
                                                           ---------   --------
        Net deferred tax assets                           $  613,122    635,463
                                                           =========   ========

    Deferred tax liabilities:
      Plant and equipment, principally due to differences
        in depreciation and capitalized interest          $  547,303    584,068
      Other                                                   89,446     75,390
                                                             -------    -------
        Total deferred tax liabilities                       636,749    659,458
                                                             -------    -------
        Net deferred liabilities                          $   23,627     23,995
                                                             =======    =======

                                                                (Continued)
                                  Page 34

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

    At February 28, 1997, the Company has Federal net operating loss carryforwards of approximately $550,000, state net operating loss carryforwards of $3,335,000 and state tax credits of $248,000 which are available to offset future taxable income, if any. These Federal and state net operating loss carryforwards and state tax credits, which arose from both continuing and discontinued operations, are available to offset future taxable income of continuing operations. The Federal and New York State net operating loss carryforwards expire starting in fiscal 2009.

    During fiscal 1995, the Company paid $115,366 of federal income taxes related to a foreign subsidiary, which is included in the reduction of the deferred tax liabilities.

    Earnings before provision for (benefit of) income taxes, without giving effect to intercompany eliminations, include income (losses) from foreign operations of $515,471, ($541,212) and ($12,728) in fiscal 1997,
       1996 and 1995, respectively.

                                                                (Continued)
                                  Page 35

(8) Long-term Debt
    --------------

    Long-term debt consists of the following:

                                                       1997        1996
                                                       ----        ----
           Industrial Development Revenue Bonds   $  1,700,000   2,200,000
           Bank loans payable                          636,811     835,259
                                                     ---------   ---------
                                                     2,336,811   3,035,259

           Less current installments                   709,670     709,670
                                                     ---------   ---------
                                                  $  1,627,141   2,325,589
                                                     =========   =========

    Under the terms of an agreement with the Town of Babylon Industrial
       Development Agency and a bank, the Agency issued 1984 Variable Rate 7-Day Demand Industrial Development Revenue Bonds in the amount of $6,000,000 to provide a substantial portion of the funds for the construction and equipping of the Company's manufacturing facility in Amityville, New York. Interest is payable semi-annually at a variable rate which approximates 65% of the yield on 13-week U.S. Treasury bills. Such rate was 3.25% and 3.10% at February 28, 1997 and February 29, 1996, respectively. Under the terms of the agreement, the Company obtained an irrevocable bank letter of credit for the amount of the bonds plus certain interest. The letter of credit, which amounted to approximately $1,877,000 and $2,377,000 at February 28, 1997 and February 29, 1996, respectively, will be drawn on in the event the Town of Babylon defaults on its obligations to the bondholders. This letter of credit expires on September 15, 1997 and management is presently negotiating the letter of credit with the bank. At any time prior to maturity, the bonds are redeemable at the option of the Company at a redemption price of 100%. The bonds are due on October 1, 1999 with annual sinking fund requirements increasing from $500,000 in fiscal 1995 to $600,000 at maturity. All property, plant and equipment acquired or constructed by the Company with the proceeds of the bonds collateralize the obligation.

                                                                (Continued)
                                  Page 36

    The aforementioned bond agreement includes certain restrictive covenants, as amended. The Company must, among other things, maintain profitable operations, a minimum ratio of current assets to current liabilities, a minimum level of tangible net worth, as defined, and must not exceed a specified debt to equity ratio. In addition, commencing April 1, 1996, the Company is required to make monthly sinking fund payments towards its annual $500,000 bond payment. Such amount is reflected as restricted cash on the accompanying consolidated balance sheet as of February 28, 1997. In December 1995, the Company and two of its subsidiaries, Math and GMCC, guaranteed and granted a security interest in their accounts receivable to the bondholders and the letter of credit issuer as additional security for the Company's bond related debt. The balance of such accounts receivable is $4,211,711 at February 28, 1997. As a result of the financial statement impact of discontinued operations, the Company required and received a waiver dated May 20, 1997 of three covenants. The waiver also modified the tangible net worth covenant, as defined, to approximately the February 28, 1997 level, subject to increases dependent upon future operations. The tangible net worth covenant limits the ability of the Company to pay cash dividends. As a result of such covenant as amended, there is approximately $85,000 of unrestricted funds available for the payment of cash dividends as of February 28, 1997.

    During fiscal 1992 the Company's subsidiary, GMIL, entered into a capital lease on its operating facility in the Talpiot Industrial Zone of Jerusalem, Israel at a cost of $841,875. This transaction was primarily financed with a $750,000 long-term bank loan due in November 2001, bearing interest at LIBOR plus 1.5% (7.20% at February 28, 1997) and LIBOR plus 2% (8.03% at February 29, 1996), of which $356,250 and $431,250 was outstanding at February 28, 1997 and February 29, 1996, respectively.

    During fiscal 1996, GMIL obtained working capital financing. This long-term bank loan is due December 7, 1998, bearing interest in fiscal 1997 at LIBOR plus 1.5% (7.20% at February 28, 1997) and in fiscal
       1996 at LIBOR plus 2.5% (8.70% at February 29, 1996), of which $280,561 and $404,009 was outstanding at February 28, 1997 and February 29, 1996, respectively.

    The loans are secured by the premises, all of GMIL's assets and a guarantee by the Company of $300,000.

    Required principal payments on long-term debt are summarized as follows:

                        1998            $        709,670
                        1999                     809,669
                        2000                     686,222
                        2001                      75,000
                        2002                      56,250
                                               ---------
                                        $      2,336,811
                                               =========

                                                                (Continued)
                                  Page 37

(9) Short-term Borrowing
    --------------------
    The Company's Israeli subsidiary has outstanding short-term borrowings with a bank aggregating $591,739 and $323,463 at February 28, 1997 and February 29, 1996, respectively, with interest rates ranging from 6.95% to 8.40%. The short-term borrowings were refinanced in March 1997 at similar interest rates with expiration dates through June 1997.

(10) Employee Benefit Plans
     ----------------------

   (a) Pension Benefits
       ----------------
    The Company has a noncontributory defined benefit pension plan covering all eligible employees of GMC and its Math subsidiary. Pension expense is accrued in accordance with the projected unit credit actuarial cost method. Although the Company reserves the right to terminate the plan at any time, it is obligated to fund the recommended contribution as long as the plan remains in effect.

    The net pension expense includes the following components:

                                                  1997       1996       1995
                                                  ----       ----       ----
       Service cost - benefits earned during
         the period                           $ 137,700    128,900    149,300
       Interest cost on projected benefit
         obligation                             278,500    267,000    222,200
       Actual return on assets                 (597,900)  (506,200)  (177,100)
       Net amortization and deferral            360,700    288,300    (16,800)
                                               --------   --------   --------
               Net pension expense            $ 179,000    178,000    177,600
                                               ========   ========   ========

    Assumptions used in the accounting for net pension expense in fiscal 1997, 1996 and 1995 were:

                                                          1997    1996    1995
                                                          ----    ----    ----
       Weighted average discount rate                     7.5%    7.5%    8.5%
       Average rate of increase in compensation levels    5.0     5.0     6.0
       Expected long-term rate of return on assets        8.5     8.5     8.0
                                                          ====    ====    ====

                                                                (Continued)
                                  Page 38

    The following table sets forth the funded status and the prepaid pension asset of the Company's defined benefit plan at February 28 and February 29:

       NOTE 10 TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                      1997          1996
                                                                      ----          ----
      Actuarial present value of accumulated benefit obligation, including vested benefits of $3,178,100 in 1997
         and $2,971,300 in 1996                                   $ (3,249,700)  (3,053,900)
                                                                    ==========   ==========

      Projected benefit obligation for services rendered to date    (4,019,200)  (3,845,300)
      Plan assets at fair value                                      3,720,100    3,220,800
                                                                    ----------   ----------
             Funded status - projected benefit obligation in
                excess of plan assets                                 (299,100)    (624,500)

      Unrecognized net gain from past experience different from
         that assumed                                                  142,600      486,700
      Unrecognized prior service cost                                  240,300      267,900
      Unrecognized net asset as of March 1, 1987 being
         recognized over approximately 20 years                        (55,400)     (60,800)
                                                                    ----------   ----------
      Prepaid pension asset included in other assets              $     28,400       69,300
                                                                    ==========   ==========

    Pension plan assets consist principally of United States Government securities and marketable equity securities.

   (b) Employee 401(k) Plan
       --------------------
    The Company maintains an Employee 401(k) Savings Plan. The plan is a defined contribution plan administered by the Company covering all eligible employees of GMC and its Math and GMCC subsidiaries. The plan provides for growth in savings through contributions and income from investments. It is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA), as amended. Plan participants are allowed to contribute a specified percentage of their base salary. The Company does not contribute to the plan.

                                                                (Continued)
                                  Page 39

(11) Stockholders' Equity
     --------------------
    The 1990 Stock Option Plan (1990 Plan) provides for the issuance of up to 125,000 shares of common stock to key employees including officers and directors who are employees. Options under the 1990 Plan, which expires on June 26, 2000, may be either incentive stock options (ISO) or options not qualified under the Internal Revenue Code. The purchase price of common stock under each option shall be determined by the Stock Option Committee of the Board of Directors; provided, however, that the stock purchase price pursuant to an ISO may not be less than the fair market value of the common stock subject to the option on the date that the option was granted, and may in no event be less than the par value of the stock. Options granted to date under the 1990 Plan were at the fair market value at the date of grant. The 1990 Plan permits option holders to pay the option exercise price with previously owned common stock of the Company or a combination of cash and common stock. During fiscal 1996, 638 shares of common stock held greater than six months were received as payment for the exercise price of options. If any employee to whom an ISO is granted owns common stock amounting to more than 10% of the total voting power of all classes of stock of the Company, the option exercise price must be at least 110% of the fair market value of common stock at the time the option is granted and the option must terminate no later than five years from the date the option is granted. At February 28, 1997, 34,500 options outstanding are exercisable under the plan.

    In January 1997, the Company adjusted the exercise price of all outstanding options to an exercise price of $5.00 per share, the then fair market value of the stock.

    A summary of stock option transactions follows:

                                                     1990 Plan
                                                  ------------------
                                                            Weighted-
                                                             average
                                                  Number    exercise
                                                of shares     price
                                                ---------     -----
               Outstanding, February 28, 1994     37,250   $   5.62

               Granted                            10,500       7.31
               Exercised                          (4,800)     (5.81)
                                                  ------
               Outstanding, February 28, 1995     42,950       6.35

               Granted                            16,000       6.79
               Exercised                          (3,200)     (5.75)
               Canceled                           (2,500)     (7.50)
                                                  ------

                                                                (Continued)
                                  Page 40

                                                     1990 Plan
                                                  -----------------
                                                           Weighted-
                                                            average
                                                  Number    exercise
                                                of shares     price
                                                ---------     -----
               Outstanding, February 29, 1996     53,250   $   6.34

               Granted                             8,000       6.77
               Canceled                           (9,500)     (6.44)
                                                  ------
               Outstanding, February 28, 1997     51,750   $   5.00
                                                  ======

    The Company has an Employee Stock Purchase Plan which offers eligible employees options to purchase common stock of the Company at a purchase price of 85% of the lesser of the average market value of the common stock on the date of grant or on the exercise date. The exercise date is the last business day of the 25th month following the date of grant. Payment for the shares is made through payroll deductions over a two-year period. The maximum number of shares that may be issued under this Plan, as amended, is 140,000.

    A summary of employee stock purchase transactions follows:

                                                           Weighted-
                                                            average
                                                  Number    exercise
                                                of shares     price
                                                ---------     -----
               Outstanding, February 28, 1994          -   $      -

               Granted                            15,899       7.44
               Canceled                           (2,616)      7.44
                                                  ------
               Outstanding, February 28, 1995     13,283       7.44

               Canceled                           (4,839)      7.44
                                                  ------
               Outstanding, February 29, 1996      8,444       7.44

               Exercised                           8,269       6.80
               Granted                             6,049       5.74
               Canceled                             (175)      6.80
                                                  ------
               Outstanding, February 28, 1997      6,049   $   5.75
                                                  ======

                                                                (Continued)
                                  Page 41

    The Company applies APB Opinion No. 25 and related interpretations in accounting for stock option plans. Accordingly, no compensation cost has been recognized. The Company's net loss and net loss per share would have increased to the following pro forma amounts had compensation cost been recorded for the stock option and stock purchase plans based on the fair value at the grant dates for awards, as well as the January 1997 repricing of the outstanding stock options:


                                             1997          1996
                                             ----          ----
               Net loss:
                 As reported           $  (3,085,736)   (1,776,791)
                 Pro forma             $  (3,090,373)   (1,810,625)

               Net loss per share:
                 As reported           $       (2.56)         1.48
                 Pro forma             $       (2.56)         1.51


    The per share weighted average fair value of stock options granted during fiscal 1997 and 1996 was $3.43 and $3.36, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 1997 and 1996, respectively: expected volatility of 15% and 20%; risk-free interest rates of 6.41% and 6.33%; expected lives of 7.1 and 10.0 years; and no dividend yields.

    Pro forma net income reflects only options granted in fiscal 1997 and 1996.
       Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to March 1, 1995 is not considered.

                                                                (Continued)
                                  Page 42

(12) Financial Instruments
     ---------------------

    SFAS Statement No. 107, Disclosures about Fair Value of Financial
       Instruments, defines the fair value of a financial instrument as the amounts at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of all financial instruments classified as a current asset or current liability are deemed to approximate fair value because of the short maturity of these instruments. In the opinion of management, the carrying value of the Company's bank loan payable (note 8) approximates fair value as the interest rate is based on the current LIBOR rate and such rate is believed to approximate the rates that would be offered to GMIL for debt of the same remaining maturities.

    It was not practicable to estimate the fair value of the Company's
       Industrial Development Revenue Bonds of $1,700,000 as of February 28, 1997. The fair value of such bonds would be based upon the rates an Industrial Development Agency would charge the Company to finance the construction and/or equipping of a new manufacturing facility. Such rates are not readily determinable, without incurring excessive cost. However, because the carrying value of the bonds are based upon a rate that fluctuates with a U.S. Treasury rate, management is of the opinion that the difference between the carrying value and fair value would not be material.

(13) Business and Credit Concentrations
     ----------------------------------

    The Company's operations are in a single industry segment and involve the manufacture of various types of microwave, electronic equipment and components. The majority of the Company's business is defense related and consists of direct and indirect sales to the United States Government and foreign governments or to other companies that are manufacturing products for the defense industry.

                                                                (Continued)
                                  Page 43

   (a) Foreign and Domestic Operations and Export Sales
       ------------------------------------------------

    Net sales to customers by geographic area are the following:


                                                  Year ended February 28 or 29,
       NOTE 13 TO CONSOLIDATED FINANCIAL STATEMENTS
                                                  1997         1996         1995
                                                  ----         ----         ----
       United States                         $ 13,213,276   13,047,519   14,425,734
       Other Western Hemisphere                    96,664       55,638       46,064
       Europe                                   2,719,076    2,473,485    2,130,917
       Asia                                     3,675,478    1,476,305    2,303,901
       Other                                      356,394      374,663      162,748
                                               ----------   ----------   ----------
                                             $ 20,060,888   17,427,610   19,069,364
                                               ==========   ==========   ==========

    Information concerning foreign and domestic continuing operations for fiscal 1997, 1996 and 1995 is as follows:

       NOTE 13 TO CONSOLIDATED FINANCIAL STATEMENTS
                                                  1997         1996         1995
                                                  ----         ----         ----
    Net sales:
       United States                         $ 17,019,006   14,935,708   17,067,801
       Israel                                   6,671,661    3,732,718    3,166,642
       Transfers between geographic
         areas (eliminated in consolidation)   (3,629,779)  (1,240,816)  (1,165,079)
                                               ----------   ----------   ----------
                                             $ 20,060,888   17,427,610   19,069,364
                                               ==========   ==========   ==========
    Operating earnings (loss):
       United States                         $   (234,641)    (744,942)     385,518
       Israel                                     684,211     (435,490)      39,836
                                               ----------   ----------   ----------
                                             $    449,570   (1,180,432)     425,354
                                               ==========   ==========   ==========
    Identifiable assets of
       continuing operations:
       United States                           13,525,361   14,058,281   16,417,950
       Israel                                   4,788,497    3,773,171    3,578,745
                                               ----------   ----------   ----------
                                             $ 18,313,858   17,831,452   19,996,695
                                               ==========   ==========   ==========

                                                                (Continued)
                                  Page 44

    In determining operating earnings (loss) for each geographic area, sales and purchases between areas have been accounted for on the basis of internal prices set by the Company. Identifiable assets are those tangible and intangible assets used in operations in each geographic area. Identifiable assets of the Israeli operations include trade accounts receivable from GMC of $603,125, $116,464 and $125,003 as of February 28, 1997 and February 29, 1996 and 1995, respectively.

   (b) Credit Concentrations
       ---------------------

    During fiscal 1997, 1996 and 1995, after giving effect to discontinued operations, one customer represented 26%, 10% and 12% of net sales, respectively, of the Company. In addition, the Company had 5 and 7 customers with individual balances in excess of 5% of accounts receivable, which aggregated approximately $2,200,000 and $2,600,000, at February 28, 1997 and February 29, 1996, respectively.

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

(14) Employment Agreements
     ---------------------

    The Company has two three-year agreements not to compete and consulting agreements with its former president and one former officer, expiring on various dates through March 1, 1998. The minimum payments under all of the above agreements aggregate approximately $162,000 for fiscal 1998.

(15) Unaudited Quarterly Financial Information
     -----------------------------------------

    The following is a summary of quarterly operating results for fiscal 1997 and 1996 (in thousands, except per share amounts):

                                                                (Continued)
                                  Page 45

                                                         1997
                                        --------------------------------------
                                         First     Second     Third    Fourth
                                        quarter    quarter   quarter   quarter
                                        -------    -------   -------   -------
          Net sales                     $4,288      4,875     4,868     6,030
          Gross profit                   1,553      1,322     1,321     2,138
          Net earnings (loss):
             Continuing operations          50       (254)     (191)      597
             Discontinued operations         5       (435)     (196)   (2,661)
                                         -----      -----     -----    ------
                Total                       55       (689)     (387)   (2,064)
                                         =====      =====     =====    ======
          Earnings (loss) per share:
             Continuing operations         .04       (.21)     (.16)      .50
             Discontinued operations       .01       (.36)     (.16)    (2.21)
                                         -----      -----     -----    ------
                Total                      .05       (.57)     (.32)    (1.71)
                                         =====      =====     =====    ======


                                                         1996
                                        --------------------------------------
                                         First     Second     Third    Fourth
                                        quarter    quarter   quarter   quarter
                                        -------    -------   -------   -------
          Net sales                     $3,763      4,020     4,148     5,497
          Gross profit                   1,038      1,146       929     1,880
          Net earnings (loss):
             Continuing operations        (624)      (165)     (626)      273
             Discontinued operations      (257)        66      (429)      (14)
                                         -----      -----     -----     -----
                Total                     (881)       (99)   (1,055)      259
                                         =====      =====     =====     =====
          Earnings (loss) per share:
             Continuing operations        (.52)      (.14)     (.52)      .23
             Discontinued operations      (.22)       .06      (.36)     (.01)
                                         -----      -----     -----     -----
                Total                     (.74)      (.08)     (.88)      .22
                                         =====      =====     =====     =====

                                                                (Continued)
                                  Page 46

    Earnings per share calculations for each of the quarters are based on weighted average number of shares outstanding in each period, therefore, the sum of the quarters does not necessarily equal the years' earnings per share.

    As discussed in note 2, in the fourth quarter of fiscal 1997, the Company adopted a plan to discontinue its electronic fiber optic systems and components business.





























                                                                (Continued)
                                  Page 47

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         ---------------------

         Not applicable.

                                 PART III
                                 --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
          ---------------------------------------------------

    Information relating to directors of the Registrant and Section 16(a) Beneficial Ownership Reporting Compliance will be contained in a definitive Proxy Statement involving the election of directors which the Registrant will file with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after the Company's fiscal year end and such information is incorporated herein by reference. Information relating to Executive Officers of the Registrant appears at page 9 of this Annual Report on Form 10-K.


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

                                  PART IV
                                  -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
          -----------------------------------------------------------------

     (a)   The following documents are filed as part of this report:

           1.  Financial Statements                            Page

               .  Independent Auditors' Reports               18 & 19

               .  Consolidated Balance Sheets - February
                  28, 1997 and February 29, 1996                20

               .  Consolidated Statements of Operations
                  years ended February 28, 1997, February
                  29, 1996 and February 28, 1995                21

               .  Consolidated Statements of Stockholders'
                  Equity - years ended February 28, 1997,
                  February 29, 1996 and February 28, 1995       22

               .  Consolidated Statements of Cash Flows -
                  years ended February 28, 1997, February
                  29, 1996 and February 28, 1995                23

               .  Notes to Consolidated Financial Statements    24

           2.  Financial Statement Schedules

               The following consolidated financial statement
               schedule is filed as part of this report:

                                                               Page

                II  -  Valuation and Qualifying Accounts        54



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

                     Exhibit No.
                     -----------

                     10(a)(25)  Amendment and Waiver of Reimbursement
                                Agreement dated January 10, 1997
                                between Fleet Bank, N.A. and General
                                Microwave Corporation.

                     10(a)(26)  Amendment and Waiver of Reimbursement
                                Agreement dated May 20, 1997
                                between Fleet Bank, N.A. and General
                                Microwave Corporation.

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


               Exhibit No.
               -----------

                 10(c)     1990 Stock Option Plan, As Amended -
                           Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended November 30, 1996, filed January 14, 1997.

                 10(d) General Microwave Corporation Executive Incentive Bonus Plan adopted May 28, 1996 - Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended February 29, 1996, filed May 29, 1996.

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

                                             Date:  May 21, 1997


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

    Signatures                      Title                           Date

By:s/ MITCHELL TUCKMAN        President, Chief Executive        May  21, 1997
   ---------------------      Officer and Director (Prin-
   Mitchell Tuckman           cipal Executive Officer)

By:s/ ARNOLD H. LEVINE        Vice President-Finance,           May  21, 1997
   ---------------------      Treasurer and Chief Financial
   Arnold H. Levine           Officer (Principal Financial
                              and Accounting Officer)

By:s/ SHERMAN A. RINKEL       Director                          May  21, 1997
   ---------------------
   Sherman A. Rinkel


By:s/ MOE WIND                Director                          May  21, 1997
   ---------------------
   Moe Wind


By:s/ STANLEY SIMON           Director                          May  21, 1997
   ---------------------
   Stanley Simon


By:s/ EDMOND D. FRANCO        Director                          May  21, 1997
   ---------------------
   Edmond D. Franco


By:s/ MICHAEL I. STOLZAR      Director                          May  21, 1997
   ---------------------
   Michael I. Stolzar


By:s/ MICHAEL I. MAGIDSON     Director                          May  21, 1997
   ----------------------
   Michael I. Magidson

                                                                Schedule II

                       GENERAL MICROWAVE CORPORATION
                             AND SUBSIDIARIES
                     VALUATION AND QUALIFYING ACCOUNTS
                 THREE YEAR PERIOD ENDED FEBRUARY 28, 1997



INVENTORY
---------

                                   Additions
                                   ---------
                     Balance at    charged to                    Balance at
                     beginning     costs and                     end of
Year Ended           of period     expenses      Deductions      period
----------           ---------     --------      ----------      ------
Inventory
February 28, 1997    $ 825,000       65,000          ---         890,000

Inventory
February 29, 1996    $ 887,000      438,000        500,000       825,000

Inventory
February 28, 1995    $ 330,000      557,000          ---         887,000



ACCOUNTS RECEIVABLE
-------------------

                                   Additions
                                   ---------
                     Balance at    charged to                    Balance at
                     beginning     costs and        (1)          end of
Year Ended           of period     expenses      Deductions      period
----------           ---------     --------      ----------      ------
Accounts
Receivable
February 28, 1997    $  25,700        1,500          ---          27,200

Accounts
Receivable
February 29, 1996    $  40,000        ---           14,300        25,700

Accounts
Receivable
February 28, 1995    $ 139,400        ---           99,400        40,000


(1) Represents reduction in required allowance for doubtful accounts in fiscal 1995 and 1996.

                               EXHIBIT INDEX
                               -------------
                                                                Page Number
                                                                in Sequential
                                                                Numbering
Exhibit No.                                                     -------------
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

    3(ii)        By-laws of General Microwave Corporation -         *
                 Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended
                 February 29, 1996, filed May 29, 1996.


_________
*  Incorporated by reference

    4            Not applicable.

    9            Not applicable.

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

__________
*  Incorporated by reference

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


________
*  Incorporated by reference

   10(a)(13)     Amendment and Waiver of Reimbursement Agree-       *
                 ment dated July 17, 1995 between Natwest Bank,
                 N.A. and General Microwave Corporation -
                 Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September
                 2, 1995, filed October 16, 1995.

   10(a)(14)     Security Agreement dated as of January 16,         *
                 1996 between General Microcircuits Corp. and
                 Shawmut Bank N.A. - Incorporated by reference to Annual Report on Form 10-K for fiscal year ended February 29, 1996, filed May 29, 1996.

   10(a)(15)     Security Agreement dated as of January 16,         *
                 1996 between Math Associates, Inc. and
                 Shawmut Bank N.A. - Incorporated by reference to Annual Report on Form 10-K for fiscal year ended February 29, 1996, filed May 29, 1996.

   10(a)(16)     Security Agreement dated as of January 16,         *
                 1996 between General Microcircuits Corp. and
                 Natwest Bank N.A. - Incorporated by reference to Annual Report on Form 10-K for fiscal year ended February 29, 1996, filed May 29, 1996.

   10(a)(17)     Security Agreement dated as of January 16,         *
                 1996 between Math Associates, Inc. and
                 Natwest Bank N.A. - Incorporated by reference to Annual Report on Form 10-K for fiscal year ended February 29, 1996, filed May 29, 1996.

   10(a)(18)     Guarantee of General Microcircuits Corp.           *
                 dated January 16, 1996 to Shawmut Bank N.A. -
                 Incorporated by reference to Annual Report on Form 10-K for fiscal year ended February
                 29, 1996, filed May 29, 1996.

   10(a)(19)     Guarantee of Math Associates, Inc. dated           *
                 January 16, 1996 to Shawmut Bank N.A. -
                 Incorporated by reference to Annual Report on Form 10-K for fiscal year ended February
                 29, 1996, filed May 29, 1996.

   10(a)(20)     Guarantee of General Microcircuits Corp.           *
                 dated January 16, 1996 to Natwest Bank N.A. -
                 Incorporated by reference to Annual Report on Form 10-K for fiscal year ended February
                 29, 1996, filed May 29, 1996.

________
*  Incorporated by reference

   10(a)(21)     Guarantee of Math Associates, Inc. dated           *
                 January 16, 1996 to Natwest Bank N.A. -
                 Incorporated by reference to Annual Report on Form 10-K for fiscal year ended February
                 29, 1996, filed May 29, 1996.

   10(a)(22)     Cash Collateral Agreement dated as of              *
                 January 16, 1996 between General Microwave
                 Corporation and NatWest Bank N.A. -
                 Incorporated by reference to Annual Report on Form 10-K for fiscal year ended February
                 29, 1996, filed May 29, 1996.

   10(a)(23)     Amendment and Waiver of Reimbursement Agree-       *
                 ment dated January 16, 1996 between Natwest
                 Bank N.A. and General Microwave Corporation -
                 Incorporated by reference to Annual Report on Form 10-K for fiscal year ended February
                 29, 1996, filed May 29, 1996.

   10(a)(24)     Amendment and Waiver of Reimbursement Agree-       *
                 ment and Cash Collateral Agreement dated
                 October 11, 1996 between Fleet Bank, N.A.
                 and General Microwave Corporation - Incor-porated by reference to Quarterly Report on Form 10-Q for the quarter ended November 30, 1996, filed January 14, 1997.

   10(a)(25)     Amendment and Waiver of Reimbursement              61
                 Agreement dated January 10, 1997 between
                 Fleet Bank, N.A. and General Microwave
                 Corporation.

   10(a)(26)     Amendment and Waiver of Reimbursement              64
                 Agreement dated May 20, 1997 between
                 Fleet Bank, N.A. and General Microwave
                 Corporation.

   10(c)         1990 Stock Option Plan, As Amended -               *
                 Incorporated by reference to Quarterly
                 Report on Form 10-Q for the quarter ended
                 November 30, 1996, filed January 14, 1997.

   10(d)         General Microwave Corporation Executive            *
                 Incentive Bonus Plan adopted May 28, 1996 -
                 Incorporated by reference to Annual Report on Form 10-K for fiscal year ended February
                 29, 1996, filed May 29, 1996.

   10(e)(1)      Consulting Agreement dated as of March 1,          *
                 1995 between General Microwave Corporation and Sherman A. Rinkel - Incorporated by

_________
*  Incorporated by reference
                 reference to Annual Report on Form 10-K
                 for the fiscal year ended February 28, 1995, filed May 26, 1995.

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

   11            Not applicable.

   12            Not applicable.

   13            Not applicable.

   16            Not applicable.

   18            Not applicable.

   19            Not applicable.

   22            Subsidiaries of the Registrant.                    67

   23            Independent Auditors' Consents.                  68 & 69

   24            Not applicable.

   25            Not applicable.

   27            Financial Data Schedule (filed with
                 electronically filed copy only)                    70

   28            Not applicable.

   99            Not applicable.

____________
*  Incorporated by reference

                             Exhibit 10(a)(25)
                             -----------------

                          AMENDMENT AND WAIVER OF
                          REIMBURSEMENT AGREEMENT


      THIS AMENDMENT is dated the 10th day of January, 1997 by and between FLEET BANK, N.A. (formerly NatWest Bank N.A. formerly known as National Westminster Bank USA), a national banking association,

having an office at 300 Broad Hollow Road, Melville, New York 11747

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

  (i)   There are currently no defenses or offsets to the Company's obligations under the Agreement or any other documents executed in connection with the Agreement and if any such defenses or offsets currently exist without the knowledge of the Company, the same are hereby waived.

  (ii)  All of the representations and warranties made by the

  Company in the Agreement are true and correct in all material respects as if made on the date hereof.

      3.  The Bank hereby waives any Default or Event of Default resulting from the failure by the Company to maintain a minimum tangible net worth of $12,945,000.00 as at the fiscal quarter end

November 30, 1996 provided the tangible net worth is at least

$12,597,000.00 until February 28, 1997 and provided further, for each fiscal year end after February 28, 1997, the Company shall be required to maintain a minimum tangible net worth in an amount not less than $12,597,000.00 which shall be increased by an amount equal to 50% of the net income earned by the Company during the same fiscal year.

      4.  The Bank hereby waives any Default or Event of Default resulting from the failure by the Company to not have a fiscal loss at fiscal quarter end November 30, 1996.

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


                                 GENERAL MICROWAVE CORPORATION


                                 By:s/ ARNOLD LEVINE
                                    --------------------
                                     Name: Arnold Levine
                                     Title: V.P. Finance



                                 FLEET BANK, N.A.


                                 By:s/ PETER G. BRANDEL
                                    --------------------
                                     Peter G. Brandel,
                                     Vice President

                           Exhibit 10(a)(26)
                           -----------------

                        AMENDMENT AND WAIVER OF
                        REIMBURSEMENT AGREEMENT


      THIS AMENDMENT is dated the 20th day of May, 1997 by and between

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

  (i) There are currently no defenses or offsets to the Company's obligations under the Agreement or any other documents executed in connection with the Agreement and if any such defenses or offsets currently exist without the knowledge of the Company, the same are hereby waived.

  (ii)    All of the representations and warranties made by the Company in the Agreement are true and correct in all material respects as if made on the date hereof.

      3.  The Bank hereby waives any Default or Event of Default resulting from the failure by the Company to maintain a minimum tangible net worth of $12,945,000.00 as at the fiscal year end February 28, 1997 provided the tangible net worth is at least $10,597,000.00 as at the fiscal year end after February 28, 1997 and provided further, for each fiscal year end after February 28, 1997, the Company shall be required to maintain a minimum tangible net worth in an amount not less than

$10,597,000.00 which shall be increased by an amount equal to 50% of the net income earned by the Company during the same fiscal year.

      4.  The Bank hereby waives any Default or Event of Default resulting from the failure by the Company to not have a fiscal loss at fiscal year end February 28, 1997.

      5.  The Bank hereby waives through February 28, 1997 any Default or Event of Default resulting from the failure by the Company to jaintain a ratio of net profit plus depreciation and all non-cash expenses for such year to principal payments to be madxe on long term debt during the immediately suceeding fiscal year of not less than 1.5 to 1.0.

      6.  The Company shall pay to the Bank and shall be otherwise responsible for all reasonable fees, costs, expenses and disbursements incurred by the Bank of any kind and description relating to the negotiation, preparation, enforcement or interpretation of this amendment and any other documents contemplated hereby, including without limitation, the fees of the Bank in the amount of $3,000.00 as well as the reasonable fees and expenses of the Bank's legal counsel.

      7.  Except as hereby amended, the Agreement and any other document executed in connection therewith are in all respects ratified and confirmed.

      IN WITNESS WHEREOF, the parties hereto have duly executed this agreement as of the year and date first above written.


                                 GENERAL MICROWAVE CORPORATION


                                 By:s/ ARNOLD LEVINE
                                    --------------------------
                                     Name: Arnold Levine
                                     Title: V.P. Finance



                                 FLEET BANK, N.A.


                                 By:s/ PETER G. BRANDEL
                                    --------------------------
                                     Peter G. Brandel,
                                     Vice President

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

                                Exhibit 23
                                ----------

                       Independent Auditors' Consent
                       -----------------------------



The Stockholders and Board of Directors
General Microwave Corporation:


We consent to the incorporation by reference in the Registration Statements (Nos. 33-15327, 333-08541, 33-35631 and 33-81176) on Form S-8 of General
Microwave Corporation and subsidiaries of our report dated May 21, 1997, which is based partially upon the report of other auditors, relating to the consolidated balance sheets of General Microwave Corporation and subsidiaries as of February 28, 1997 and February 29, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows and related schedule for each of the years in the three-year period ended February 28, 1997, which report appears in the February 28, 1997 annual report on Form 10-K of General Microwave Corporation and subsidiaries.



                                       KPMG PEAT MARWICK LLP
Jericho, New York
May 29, 1997

                                Exhibit 23
                                ----------


                       INDEPENDENT AUDITOR'S CONSENT
                       -----------------------------



We consent to the incorporation by reference in the Registration statements Nos. 33-15327, 333-08541, 33-35631 and 33-81176 of our report dated May 20,
1997 (relating to the consolidated financial statements of General Microwave (Israel) Corporation and Subsidiary not included herein) appearing in this annual report on Form 10-K of General Microwave Corporation and Subsidiaries for the year ended February 28, 1997.





s\ Igal Brightman & Co.
Certified Public Accounts


May 20, 1997

                                Exhibit 27
                                ----------


                      GENERAL MICROWAVE CORPORATION
                             AND SUBSIDIARIES
                          FINANCIAL DATA SCHEDULE
                              Page 70 of 70