Form 10-Q
period 1997-05-31
GENERAL MICROWAVE CORP
filed 1997-07-15
CIK 40703

Exhibit Index on Page  14
                                                                        ---
                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C. 20549

                               FORM 10-Q

(Mark One)

[XX]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      May 31, 1997
                               ----------------------------------------------

                                    or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ___________________

Commission file number:   1-8821

                   GENERAL MICROWAVE CORPORATION
-----------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

            New York                                   11-1956350
-----------------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                  Identification No.)

5500 New Horizons Boulevard, Amityville, New York      11701
-----------------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

                           (516)  226-8900
-----------------------------------------------------------------------------
           (Registrant's telephone number, including area code)

                                N/A
-----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          [X] Yes   [ ] No

     As of June 27, 1997, there were 1,205,909 shares of common stock outstanding.

                  PART I  -  FINANCIAL INFORMATION


Item l.  Financial Statements.

                      GENERAL MICROWAVE CORPORATION

                            AND SUBSIDIARIES

                    CONSOLIDATED FINANCIAL STATEMENTS

                               (Unaudited)

                               MAY 31, 1997

       BALANCE SHEET ASSETS

               GENERAL MICROWAVE CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                                A S S E T S



                                              May 31, 1997     February 28, 1997
                                               (Unaudited)
                                            ----------------   -----------------
Current assets:

  Cash and cash equivalents                  $   1,651,880       $   1,745,362
  Restricted cash                                  320,000             200,000
  Accounts receivable, net of allowance for
    doubtful accounts                            3,776,366           4,121,809
  Current assets of discontinued operations        840,896           1,012,050
  Inventories                                    4,380,381           4,535,832
  Prepaid expenses and other current assets        401,445             250,417
  Deferred income taxes, net                       523,676             523,676
                                             --------------      --------------

         Total current assets                   11,894,644          12,389,146

  Property, plant and equipment, net             5,907,812           5,990,992
  Debt issuance costs and other assets, net         52,230              85,208
  Costs in excess of fair market value of
    net assets acquired, net                       660,873             679,773
  Other intangible assets, net                     142,694             144,392
                                             --------------      --------------

                                             $  18,658,253       $  19,289,511
                                             ==============      ==============

See accompanying notes to consolidated financial statements.

       BALANCE SHEET LIABILITIES AND STOCKHOLDERS' EQUITY

                GENERAL MICROWAVE CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   May 31, 1997   February 28, 1997
                                                   (Unaudited)
                                                  -------------   -----------------

Current liabilities:

  Current installments of long-term debt          $    709,670     $    709,670
  Short-term borrowing                                 266,795          591,739
  Accounts payable                                     775,616          945,145
  Current liabilities of discontinued operations     1,022,320        1,195,193
  Accrued payroll and other employee benefits          646,370          691,227
  Accrued expenses and other current liabilities     1,131,279        1,117,973
  Accrued commissions                                  246,413          294,400
                                                  -------------    -------------

Total current liabilities                            4,798,463        5,545,347
                                                  -------------    -------------


  Long term debt, less current installments          1,574,335        1,627,141
  Deferred income taxes                                547,303          547,303
  Minority interest                                     25,355           24,710

Stockholders' equity:
  Preferred stock, $.01 par value;
    1,000,000 shares authorized and unissued               -                -
  Common stock, $.01 par value; 5,000,000
    shares authorized; issued 1,672,761 at
    May 31, 1997 and 1,672,761 at February
    28, 1997.                                           16,728           16,728
  Additional paid-in capital                         9,605,549        9,605,549
  Retained earnings                                  5,279,169        5,111,382
                                                  -------------    -------------
                                                    14,901,446       14,733,659

Less: Treasury stock, at cost                        3,188,649        3,188,649
                                                  -------------    -------------
                                                  $ 11,712,797     $ 11,545,010
                                                  -------------    -------------

                                                  $ 18,658,253     $ 19,289,511
                                                  =============    =============

See accompanying notes to consolidated financial statements.

       STATEMENT OF OPERATIONS
                GENERAL MICROWAVE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                               FOR THE QUARTER ENDED

                                            May 31, 1997       June 1, 1996
                                             (Unaudited)        (Unaudited)
                                           --------------     --------------
Net sales                                  $  4,987,128       $  4,288,072
Cost of sales                                 3,219,545          2,735,285
                                           -------------      -------------
Gross earnings                                1,767,583          1,552,787

Operating expenses:
     Selling                                    623,599            536,913
     General and administrative                 811,373            729,976
     Research and development                   113,401            163,722
                                           -------------      -------------
                                              1,548,373          1,430,611
                                           -------------      -------------

Operating earnings                              219,210            122,176

Other expenses (income):
     Interest expense                            43,332             48,883
     Dividend and interest income               (22,238)            (9,116)
     Minority interest in earnings
       of consolidated subsidiary                   645                986
     Other                                       11,694             16,407
                                           -------------      -------------
                                                 33,423             57,160
                                           -------------      -------------

Earnings from continuing operations
     before provision for income taxes          185,787             65,016
Provision for income taxes                       18,000             15,000
                                           -------------      -------------

Earnings from continuing operations        $    167,787       $     50,016

Discontinued operations:
Earnings from operations of discontinued
     Math Associates, Inc.                 $          -       $      5,478
                                           -------------      -------------
        Net earnings                       $    167,787       $     55,494
                                           =============      =============

Net earnings per share:
     From continuing operations            $       0.14       $       0.04
     From discontinued operations          $          -       $       0.01
                                           -------------      -------------
        Net earnings per share             $       0.14       $       0.05
                                           =============      =============

Weighted average number of
     common shares outstanding                1,205,659          1,205,506

See accompanying notes to consolidated financial statements

       STATEMENT OF CASH FLOWS
                 GENERAL MICROWAVE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             FOR THE THREE MONTHS ENDED
                                                             May 31, 1997    June 1, 1996
                                                              (Unaudited)     (Unaudited)
                                                             ------------    ------------
Cash flows from operating activities:
  Net earnings from continuing operations.....................$   167,787    $   50,016
  Adjustments to reconcile net earnings to net cash
  provided by continuing operations:
    Depreciation and amortization.............................    201,877       220,612
    Minority interest in earnings of
      consolidated subsidiary.................................        645           986
    Changes in assets and liabilities:
    Accounts receivable.......................................    345,443     1,330,498
    Inventories ..............................................    155,451      (152,086)
    Income taxes payable and receivable.......................     25,034           514
    Prepaid expenses and other current assets.................   (151,028)      (36,162)
    Accounts payable and accrued liabilities..................   (274,101)     (254,326)
    Other assets..............................................     27,761        52,524
                                                               -----------   -----------
      Net cash provided by continuing operations..............    498,869     1,212,576
                                                               -----------   -----------

Net cash provided by (used in) discontinued operations........      3,497      (549,231)
                                                               -----------   -----------
Cash flows from investing activities:
  Purchases of property, plant and equipment..................    (98,098)      (90,168)
  Purchases of intangible assets..............................       -          (18,986)
                                                               -----------   -----------
    Net cash used in investing activities.....................    (98,098)     (109,154)
                                                               -----------   -----------
Cash flows from financing activities:
  Principal payments on long-term debt........................    (52,806)      (52,515)
  Net proceeds from (payments on) short-term borrowings.......   (324,944)      178,113
  Proceeds from issuance of common stock......................       -           56,230
                                                               -----------   -----------
    Net cash provided by (used in) financing activities.......   (377,750)      181,828
                                                               -----------   -----------

Net increase in cash and cash equivalents.....................     26,518       736,020
Cash and cash equivalents at beginning of the period..........  1,945,362       700,876
                                                               -----------   -----------
Cash and cash equivalents at end of the period................$ 1,971,880    $1,436,896
                                                              ============   ===========
Supplemental disclosure of cash flow information:
Cash paid during the period for:
    Interest..................................................     43,646        41,807
    Income Taxes..............................................      9,399        17,539

See accompanying notes to consolidated financial statements.

          GENERAL MICROWAVE CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           May 31, 1997

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

NOTE 3: Pursuant to a Board of Directors resolution on February 25, 1997, the Company adopted a plan to discontinue its Math Associates electronic fiber-optic systems and components business. The plan anticipates that the liquidation of Math will be completed by no later than February 28, 1998. At February 28, 1997, the provision for loss on disposal was recorded in the consolidated financial statements principally relating to the anticipated disposal of inventory and other assets, estimated losses during the phase-out period and estimated costs of liquidation. The consolidated financial statements of the Company have been reclassified to reflect the effects of the Company's decision to account for the disposal of its Math operations as discontinued operations. Accordingly, the net sales, costs and expenses, assets and liabilities, and cash flows associated with Math have been excluded from the respective captions in the accompanying consolidated balance sheets, statements of operations and statements of cash flows.

NOTE 4: Inventories on hand at:

                                   May 31, 1997         February 28, 1997
                                   ------------         -----------------

        Raw materials              $ 2,367,070           $ 1,802,020
        Work in process              2,047,916             2,371,040
        Finished goods                 469,545               568,132
                                   -----------           -----------
                                     4,884,531             4,741,192

        Less progress billings        (504,150)             (205,360)
                                   -----------           -----------

                                   $ 4,380,381           $ 4,535,832
                                   ===========           ===========

        Inventories are valued at the lower of cost or market on a first-in, first-out basis.

NOTE 5: Accumulated depreciation and amortization of property, plant and equipment was $8,066,447 at May 31, 1997 and $7,885,367 at February 28, 1997.

NOTE 6: Reclassifications are made whenever necessary to conform with the current year's presentation.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
        CONDITION AND RESULTS OF OPERATIONS
        -----------------------------------


Results of Operations
---------------------

For the Quarter Ended May 31, 1997 compared with the Quarter Ended June 1,
--------------------------------------------------------------------------
1996.
-----

In the first quarter of fiscal 1998 the Company had net earnings from continuing operations of $167,787 or $.14 per share, with no net loss nor earnings from discontinued operations. In the first quarter of fiscal 1997 the Company had net earnings of $50,474 or $.04 per share from continuing operations and net earnings after discontinued operations of $55,494 or $.05 per share. Sales from continuing operations of $4,987,128 increased by $699,056 (16.3%) from the comparable quarter last year. Sales increased in all of the Company's operations and the improvement in earnings was principally in the Company's Israeli operations.

In February 1997, the Company decided to concentrate on its core businesses and adopted a plan to exit the fiber optics business of its Math Associates subsidiary. (See Note 3 to Consolidated Financial Statements). Accordingly, unless otherwise indicated, all of the information herein has been reclassified to present the assets, liabilities and results of operations of the discontinued fiber-optics business as a discontinued operation.

Cost of sales, as a percentage of sales, increased slightly during the current quarter to 64.6% from 63.8% during the comparable quarter of last year. General and administrative expenses decreased as a percentage of sales in the current fiscal quarter, to 16.3% from 17.0% in the comparable quarter of last year. Research and development costs decreased due to the Company's increased utilization of its engineering resources for current production efforts.

During the first quarter of fiscal 1998, sales orders booked were $4.6 million and the closing backlog was $16.6 million compared with $5.3 million and $11.9 million respectively for the first quarter of fiscal 1997. The closing backlog of $16.6 million at May 31, 1997 compares closely to the $16.9 million at the fiscal year-end February 28, 1997.

Liquidity and Capital Resources
-------------------------------
May 31, 1997 compared with February 28, 1997
--------------------------------------------

At May 31, 1997, the Company's ratio of current assets to current liabilities was 2.5 to 1 compared to 2.2 at February 28, 1997.

During the first quarter of fiscal 1998, cash flows provided by continuing operations amounted to approximately $499,000 as compared to approximately $1,212,000 during the comparable period last year. The lower comparable amount of cash flows relates primarily to the payment from one customer of significant accounts receivable which were received in June 1997. Cash flows were used to purchase capital equipment for $98,000. In addition, cash flows used in financing activities of $378,000 were primarily related to repayments of short-term debt of the Israeli subsidiaries through cash flows generated by such subsidiaries. Accounts receivable declined $345,000 due to reduced first quarter 1998 sales as compared to a high level of fourth quarter fiscal 1997 sales. The resulting receivables were substantially collected in the first quarter of fiscal 1998. Inventories decreased by approximately $155,000 because of reductions of work in process and finished goods as well as increases in customer advances, partially offset by raw material increases. Accounts payable and accrued liabilities decreased primarily due to normal timing cycles. The Company expects to spend up to $450,000 during the remainder of the year for capital equipment.

The agreements relating to the Company's 7-Day Demand Industrial Development Revenue Bonds contain several restrictive covenants. The Company must, among other things, maintain profitable operations, a minimum ratio of current assets to current liabilities, a minimum level of tangible net worth, as defined, and must not exceed a specified debt to equity ratio. In addition, commencing April 1, 1996, the Company is required to make monthly sinking fund payments towards its annual $500,000 bond payment. Such amount is reflected as restricted cash on the accompanying consolidated balance sheets. In December 1995, the Company and two of its subsidiaries, Math and GMCC, guaranteed and granted a security interest in their accounts receivable to the bondholders and the letter of credit issuer as additional security for the Company's bond related debt. The total of such accounts receivable is $4,040,722 at May 31, 1997. As a result of the impact on the financial statements as of and for the year ended February 28, 1997, due to the discontinued Math operations, the Company required and received a waiver dated May 20, 1997 of three covenants. The waiver also modified the tangible net worth covenant, as defined, to approximately the February 28, 1997 level, subject to increases dependent upon future operations. The tangible net worth covenant limits the ability of the Company to pay cash dividends. As a result of such covenant as amended, there is approximately $280,000 of unrestricted funds available for the payment of cash dividends as of May 31, 1997. Because management anticipates compliance with the covenants now in effect, the Industrial Development Revenue Bonds debt is classified as long-term debt.

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



                                       GENERAL MICROWAVE CORPORATION
                                       -----------------------------
                                                (Registrant)




Date: July 10, 1997                    By:S/Arnold H. Levine
                                       -----------------------------
                                          Arnold H. Levine, Vice
                                          President-Finance, Treasurer,
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Chief Accounting Officer)

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