Form 10-Q
period 1997-08-30
GENERAL MICROWAVE CORP
filed 1997-10-14
CIK 40703

Exhibit Index on Page 16
                                                             ---
                      UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                 WASHINGTON, D. C. 20549

                        FORM 10-Q

(Mark One)

[XX]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      August 30, 1997
                               ----------------------------------------------
                                    or

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

     As of September 26, 1997, there were 1,206,159 shares of common stock outstanding.

                  PART I  -  FINANCIAL INFORMATION


Item l.  Financial Statements.

                      GENERAL MICROWAVE CORPORATION

                            AND SUBSIDIARIES

                    CONSOLIDATED FINANCIAL STATEMENTS

                               (Unaudited)

                             AUGUST 30, 1997

       BALANCE SHEET ASSETS

               GENERAL MICROWAVE CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                                A S S E T S



                                                  August 30, 1997     February 28, 1997
                                                    (Unaudited)
                                                  ---------------     -----------------

Current assets:

  Cash and cash equivalents                       $     1,738,344     $     1,745,362
  Restricted cash                                         440,000             200,000
  Accounts receivable, net of allowance for
    doubtful accounts                                   3,973,844           4,121,809
  Current assets of discontinued operations               861,109           1,012,050
  Inventories                                           4,324,297           4,535,832
  Prepaid expenses and other current assets               256,154             250,417
  Deferred income taxes, net                              523,676             523,676
                                                  ---------------     ---------------
         Total current assets                          12,117,424          12,389,146


  Property, plant and equipment, net                    5,858,144           5,990,992
  Debt issuance costs and other assets, net                47,013              85,208
  Costs in excess of fair market value of
    net assets acquired, net                              641,973             679,773
  Other intangible assets, net                            140,115             144,392
                                                  ---------------     ---------------
                                                  $    18,804,669     $    19,289,511
                                                  ===============     ===============

See accompanying notes to consolidated financial statements.

       BALANCE SHEET LIABILITIES AND STOCKHOLDERS' EQUITY

                GENERAL MICROWAVE CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                  August 30, 1997     February 28, 1997
                                                     (Unaudited)
                                                  ---------------     -----------------
Current liabilities:

  Current installments of long-term debt          $       575,000     $       709,670
  Short-term borrowing                                    139,868             591,739
  Accounts payable                                        832,349             945,145
  Current liabilities of discontinued
    operations                                            353,867           1,195,193
  Accrued payroll and other employee benefits             563,946             691,227
  Accrued expenses and other current liabilities        1,127,226           1,117,973
  Accrued commissions                                     205,359             294,400
                                                  ---------------     ---------------
          Total current liabilities                     3,797,615           5,545,347
                                                  ---------------     ---------------


  Long term debt, less current installments             1,443,750           1,627,141
  Deferred income taxes                                   547,303             547,303
  Minority interest                                        31,574              24,710

Stockholders' equity:
  Preferred stock, $.01 par value;
    1,000,000 shares authorized and unissued                 -                   -
  Common stock, $.01 par value; 5,000,000
    shares authorized; issued 1,673,011 at
    August 30, 1997 and 1,672,761 at
    February 28, 1997.                                     16,730              16,728
  Additional paid-in capital                            9,606,796           9,605,549
  Retained earnings                                     6,549,550           5,111,382
                                                  ---------------     ---------------
                                                       16,173,076          14,733,659

Less: Treasury stock, at cost                           3,188,649           3,188,649
                                                  ---------------     ---------------
                                                  $    12,984,427     $    11,545,010
                                                  ---------------     ---------------

                                                  $    18,804,669     $    19,289,511
                                                  ===============     ===============


See accompanying notes to consolidated financial statements.

       STATEMENT OF OPERATIONS

                 GENERAL MICROWAVE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                             FOR THE QUARTER ENDED                 SIX MONTHS ENDED
                                        August 30, 1997  August 31, 1996    August 30, 1997  August 31, 1996
                                          (Unaudited)     (Unaudited)         (Unaudited)      (Unaudited)
                                        ---------------  ---------------    ---------------  ---------------
Net sales                               $    5,487,800   $    4,875,368     $   10,474,928   $    9,163,440
Cost of sales                                3,611,278        3,553,186          6,830,823        6,288.471
                                        ---------------  ---------------    ---------------  ---------------
Gross earnings                               1,876,522        1,322,182          3,644,105        2,874,969

Operating expenses:
     Selling                                   644,651          586,684          1,268,250        1,123,597
     General and administrative                767,545          768,762          1,578,918        1,498,738
     Research and development                  100,430          167,475            213,831          331,197
                                        ---------------  ---------------    ---------------  ---------------
                                             1,512,626        1,522,921          3,060,999        2,953,532
                                        ---------------  ---------------    ---------------  ---------------

Operating earnings (loss)                      363,896         (200,739)           583,106          (78,563)


Other expenses (income):
     Interest expense                           28,444           56,486             71,766          105,369
     Dividend and interest income              (23,914)         (11,322)           (46,152)         (20,438)
     Minority interest in earnings
       of consolidated subsidiary                6,219            3,373              6,864            4,359
     Other                                       5,577            5,911             17,271           22,318
                                        ---------------  ---------------    ---------------  ---------------
                                                16,326           54,448             49,749          111,608

Earnings (loss) from continuing
    operations before provision for
    (recovery of) income taxes                 347,570         (255,187)           533,357         (190,171)
Provision for income taxes                      30,000             -                48,000             -
                                        ---------------  ---------------    ---------------  ---------------
Net earnings (loss) from
    continuing operations                      317,570         (255,187)           485,357         (190,171)

Discontinued operations:
Loss from operations of discontinued
    Math Associates, Inc.                         -            (434,470)              -            (443,992)
Gain on sale of assets of
    Math Associates, Inc.                      952,811             -               952,811             -
                                        ---------------  ---------------    ---------------  ---------------
       Net earnings (loss)              $    1,270,381   $     (689,657)    $    1,438,168   $     (634,163)
                                        ===============  ===============    ===============  ===============

Net earnings (loss) per share:
    From continuing operations          $         0.26   $        (0.21)    $         0.40   $        (0.16)
    From discontinued operations        $         0.77   $        (0.36)    $         0.78   $        (0.37)
                                        ---------------  ---------------    ---------------  ---------------
      Net earnings (loss) per share     $         1.03   $        (0.57)    $         1.18   $        (0.53)
                                        ===============  ===============    ===============  ===============

Weighted average number of
     common shares outstanding               1,228,659        1,205,659          1,218,462        1,202,903


See accompanying notes to consolidated financial statements.

       STATEMENT OF CASH FLOWS

                   GENERAL MICROWAVE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          FOR THE SIX MONTHS ENDED
                                                        August 30, 1997   August 31, 1996
                                                          (Unaudited)       (Unaudited)
                                                        ---------------  ----------------
Cash flows from operating activities:
  Net earnings (loss) from continuing operations        $    485,357     $   (190,171)
  Adjustments to reconcile net earnings (loss)
    to net cash provided by continuing operations:
      Depreciation and amortization                          413,635          443,670
      Gain on disposal of equipment                            1,394             -
      Minority interest in earnings of
        consolidated subsidiary                                6,864            4,359
  Changes in assets and liabilities:
      Accounts receivable, net                               147,965        1,072,641
      Inventories                                            211,535            8,016
      Income taxes payable and receivable                     47,518          319,291
      Prepaid expenses and other current assets               (5,737)         (38,477)
      Accounts payable and accrued liabilities              (379,114)        (308,883)
      Other assets                                            27,761           32,136
                                                        -------------    -------------
  Net cash provided by continuing operations                 957,178        1,342,582
                                                        -------------    -------------
Net cash provided by (used in) discontinued operations       278,291         (914,301)
                                                        -------------    -------------
Cash flows from investing activities:
  Purchase of plant & equipment                             (230,082)        (221,072)
  Purchase of intangible assets                               (3,723)         (12,258)
                                                        -------------    -------------
  Net cash used in investing activities                     (233,805)        (233,330)
                                                        -------------    -------------
Cash flows from financing activities:
  Principal payments on long-term debt                      (318,061)         (93,617)
  Proceeds from long-term debt                                  -             222,565
  Principal payments on short-term debt                     (451,871)            -
  Proceeds from issuance of common stock
    pursuant to employee stock purchase plan                    -              56,229
  Proceeds from exercise of stock options                      1,250             -
                                                        -------------    -------------
  Net cash provided by (used in) financing activities       (768,682)         185,177
                                                        -------------    -------------
Cash and cash equivalents:
  Net increase during the period                             232,982          380,128
  Balance, beginning of the period                         1,945,362          700,876
                                                        -------------    -------------
  Balance, end of the period                            $  2,178,344     $  1,081,004
                                                        =============    =============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
  Interest                                                    75,982          128,098
  Income Taxes                                                16,547           31,148


See accompanying notes to consolidated financial statements.

          GENERAL MICROWAVE CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         August 30, 1997

                           (Unaudited)


NOTE 1: The consolidated financial statements include the accounts of General Microwave Corporation, its wholly-owned subsidiaries, General Microwave Foreign Sales Corporation (FSC), Micro-El Patent Corporation and Math Associates, Inc. (Math); its indirect wholly-owned subsidiaries, General Microwave Israel Corporation (GMIC) and General Microwave Israel (1987) Ltd. (GMIL); and its majority-owned subsidiary General Microcircuits Corporation (GMCC). All intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2: The information furnished in this report reflects all adjustments (which include only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim period. The interim figures are not necessarily indicative of the results for the year.

NOTE 3: Pursuant to a Board of Directors resolution on February 25, 1997, the Company adopted a plan to discontinue its electronic fiber optic systems and components business operated by Math. The plan anticipated that the liquidation of Math will be completed by no later than February 28, 1998. At February 28, 1997, the provision for loss on disposal was recorded in the consolidated financial statements principally relating to the anticipated disposal of inventory and other assets, estimated losses during the phase-out period and estimated costs of liquidation. On September 24, 1997, a sale of certain of the assets of Math was completed which resulted in a gain from discontinued operations as recorded in the consolidated financial statements as of August 30, 1997. This gain relates principally to the proceeds from the sale of assets and the reversal of estimated costs of liquidation which will no longer be incurred as a result of the sale. The consolidated financial statements of the Company have been reclassified to reflect the effects of the Company's decision to account for the disposal of its Math operations as discontinued operations. Accordingly, the net sales, costs and expenses, assets and liabilities, and cash flows associated with Math have been excluded from the respective captions in the accompanying consolidated balance sheets, statements of operations and statements of cash flows.

NOTE 4: Inventories on hand at:

                                August 30, 1997  February 28, 1997
                                ---------------  -----------------

        Raw materials           $ 2,408,382       $ 1,802,020
        Work in process           2,046,557         2,371,040
        Finished goods              468,598           568,132
                                ------------      ------------
                                  4,923,537         4,741,192
                                ------------      ------------
        Less progress billings   (  599,240)         (205,360)
                                ============      ============

                                $ 4,324,297       $ 4,535,832

        Inventories are valued at the lower of cost or market on a first-in, first-out basis.

NOTE 5: Accumulated depreciation and amortization of property, plant and equipment was $8,242,768 at August 30, 1997 and $7,885,367 at
        February 28, 1997.

NOTE 6: Reclassifications are made whenever necessary to conform with the current year's presentation.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        -----------------------------------------------------------
        AND RESULTS OF OPERATIONS
        -------------------------

Results of Operations
---------------------

For the Quarter Ended August 30, 1997 compared with the Quarter Ended
---------------------------------------------------------------------
August 31, 1996.
---------------

In the second quarter of fiscal 1998, net sales from continuing operations of $5,487,800 increased by $612,432 (12.6%) from the comparable quarter last year. In the second quarter of fiscal 1998 the Company had net earnings from continuing operations of $317,570 or $.26 per share. After the gain on the sale of assets of the discontinued operations of Math Associates, Inc.
of $952,811 or $.77 per share, the second quarter net earnings were $1,270,381 or $1.03 per share. In the second quarter of fiscal 1997 the Company had a net loss of $255,187 or $.21 per share from continuing operations, a net loss from discontinued operations of $434,470 or $.36 per share, for a net loss of $689,657 or $.57 per share. Sales and earnings increased in all of the Company's continuing operations with the improvement in earnings principally in the Company's Amityville operation.

In February 1997, the Company decided to concentrate on its core businesses and adopted a plan to exit the fiber optics business of its Math Associates subsidiary. (See Note 3 to Consolidated Financial Statements). Accordingly, unless otherwise indicated, all of the information herein has been reclassified to present the assets, liabilities and results of operations of the fiber optics business as a discontinued operation. On September 24, 1997, a sale of certain of the assets of Math was completed, which resulted in a gain from discontinued operations as recorded in the consolidated financial statements as of August 30, 1997. This gain relates principally to the proceeds from the sale of assets and the reversal of estimated costs of liquidation which will no longer be incurred as a result of the sale.

Cost of sales, as a percentage of sales, decreased during the current quarter to 65.8% from 72.9% during the comparable quarter of last year as the company continued to improve processes and controls. Total operating expenses decreased as a percentage of sales in the current fiscal quarter, to 27.6% from 31.2% in the comparable quarter of last year as the Company benefited from increased sales that were not offset by comparable expense increases.

During the second quarter of fiscal 1998, sales orders booked were $4.1 million and the closing backlog was $15.2 million compared with $4.0 million and $11.0 million respectively for the second quarter of fiscal 1997.

For the Six Months Ended August 30, 1997 compared with the Six Months Ended
---------------------------------------------------------------------------
August 31, 1996.
---------------

During the first half of fiscal 1998, net sales were $10,474,928 compared with $9,163,440 for the first half of fiscal 1997, representing a 14.3% increase. Net earnings were $485,357 or $.40 per share from continuing operations for the current period as compared to a net loss of $190,171 or $.16 per share from continuing operations for the prior fiscal year. After net earnings from discontinued operations of $952,811 or $.78 per share, six month net earnings were $1,438,168 or $1.18 per share, as compared to a net loss of $443,992 or $.37 per share from discontinued operations with a six month net loss of $634,163 or $.53 per share in the first half of fiscal 1997.

Sales increased in all of the Company's continuing operations, with significant earnings improvement in each of the Company's operations.

Cost of sales, as a percentage of sales, decreased to 65.2% in the first half of fiscal 1998, compared to 68.6% in the first half of fiscal 1997, as the Company continued to improve processes and controls.

During the current half the Company decreased total operating expenses as a percentage of sales to 29.2% from 32.2% in the prior year as the Company benefited from increased sales that were not offset by comparable expense increases. Interest expenses decreased due to reduced borrowings at the Israeli subsidiary. Investment income increased because of increased funds available for investment.

During the first half of fiscal 1998, sales orders booked were $8.7 million and the backlog was $15.2 million compared with $9.3 million and $11.0 million respectively, for the first half of fiscal 1997.


Liquidity and Capital Resources
-------------------------------
August 30, 1997 compared with February 28, 1997
-----------------------------------------------

At August 30, 1997, the Company's ratio of current assets to current liabilities was 3.2 to 1 compared to 2.2 to 1 at February 28, 1997.

During the first half of fiscal 1998, cash flows provided by continuing operations amounted to approximately $957,000 as compared to approximately $1,343,000 during the comparable period last year. In addition, cash flows of approximately $278,000 were provided by discontinued operations, whereas for the comparable period last year, discontinued operations used approximately $914,000. The cash flows during the first half of fiscal 1998 were utilized to purchase equipment for approximately $220,000, repay long and short term borrowings totalling approximately $770,000 in connection with the Israeli subsidiaries and increase cash balances. Accounts receivable declined approximately $148,000, while inventories decreased by approximately $212,000 primarily at the Company's Israeli operations, and accounts payable and accrued liabilities decreased approximately $379,000, due to timing differences and reduced expenditures. The Company expects to spend up to $250,000 during the remainder of the year for capital equipment.

The agreements relating to the Company's 7-Day Demand Industrial Development Revenue Bonds contain several restrictive covenants. The Company must, among other things, maintain profitable operations, a minimum ratio of current assets to current liabilities, a minimum level of tangible net worth, as defined, and must not exceed a specified debt to equity ratio. In addition, commencing April 1, 1996, the Company is required to make monthly sinking fund payments towards its annual $500,000 bond payment. Such amount is reflected as restricted cash on the accompanying consolidated balance sheets. In December 1995, the Company and two of its subsidiaries, Math and GMCC, guaranteed and granted a security interest in their accounts receivable to the bondholders and the letter of credit issuer as additional security for the Company's bond related debt. The total of such accounts receivable is $3,555,700 at August 30, 1997. As a result of the impact on the financial statements as of and for the year ended February 28, 1997, due to the discontinued Math operations, the Company required and received a waiver dated May 20, 1997 of three covenants. The waiver also modified the tangible net worth covenant, as defined, to approximately the February 28, 1997 level, subject to increases dependent upon future operations. The tangible net worth covenant limits the ability of the Company to pay cash dividends. As a result of such covenant as amended, there is approximately $1,580,000 of unrestricted funds available for the payment of cash dividends as of August 30, 1997. Management anticipates using such funds to enhance future operations and does not anticipate cash dividends in the immediately forseeable future. Because management anticipates compliance with the covenants now in effect, the Industrial Development Revenue Bonds debt is classified as long-term debt.

The Company believes that its present resources, including available credit, are sufficient to meet its needs for the foreseeable future.

                  PART II  -  OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders.

     General Microwave Corporation held its Annual Meeting of Stockholders on June 25, 1997.

     At that meeting, the persons listed below who were the nominees of the Board of Directors listed in the Corporation's proxy statement for the meeting were elected as the entire Board of Directors of General Microwave Corporation, and the votes of the number of shares of Common Stock set forth below were cast as set forth below with respect to each of them. There were no other nominees for director of General Microwave Corporation at that meeting. There were 4,315 broker non-votes with respect to the election of directors and 1,600 shares abstained.


                                             Authority to
                                For          Vote Withheld

     Sherman A. Rinkel        1,035,722          1,286
     Moe Wind                 1,035,806          1,202
     Stanley Simon            1,035,306          1,702
     Mitchell Tuckman         1,035,806          1,202
     Edmond D. Franco         1,035,791          1,217
     Michael I. Stolzar       1,035,306          1,702
     Michael D. Magidson      1,035,806          1,202


     At that meeting, the stockholders also adopted and approved the General Microwave Corporation 1997 Non-Employee Director Stock Option Plan. The votes of 1,011,956 shares of Common Stock were cast in favor of adoption and approval of the Plan, the votes of 24,490 shares were cast against adoption and approval of the Plan, the votes of 2,162 shares abstained, and there were 4,315 broker non-votes with respect to adoption and approval of the Plan.


Item 5.   Other Information

     The Board of Directors of General Microwave Corporation amended the by-laws of General Microwave Corporation to provide, among other things, that in order for a stockholder to nominate a candidate for election as a director at an annual meeting of stockholders or propose business for consideration at such meeting, notice must be given to the Secretary of the Corporation no more than ninety (90) days nor less than sixty (60) days prior to the first anniversary of the preceding year's annual meeting.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

     (a)  Exhibits:
          ---------

          The following exhibits are filed with this Quarterly Report on Form 10-Q.

               3(ii)  By-laws of General Microwave Corporation

               10 General Microwave Corporation 1997 Non-Employee Director Stock Option Plan - incorporated by reference to Proxy Statement dated May 29, 1997 filed June 6, 1997.

               27     Financial Data Schedule  (filed with
                      electronically filed copy only)

        (b)    Reports on Form 8-K:
               --------------------

               None.

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



                                 GENERAL MICROWAVE CORPORATION
                                 -----------------------------
                                          (Registrant)




Date: October 13, 1997           By:S/Arnold H. Levine
                                 ---------------------
                                 Arnold H. Levine, Vice
                                 President-Finance, Treasurer,
                                 Chief Financial Officer
                                 (Principal Financial and
                                 Chief Accounting Officer)

                          Exhibit Index
                          -------------


                                                               Page Number in
                                                                 Sequential
                                                                 Numbering
                                                               --------------


Exhibit No.
-----------

   3(ii)       By-laws of General Microwave                          17
               Corporation

   10 General Microwave Corporation 1997 Non-Employee Director Stock Option Plan - incorporated by reference to Proxy Statement dated May 29, 1997 filed June 6, 1997.

   27          Financial Data Schedule
               (Filed with electronically
               filed copy only)

                                                     EFF. 6/25/97
                          Exhibit 3(ii)
                          -------------
                             BY-LAWS
                             -------
                  GENERAL MICROWAVE CORPORATION
                  -----------------------------


                            ARTICLE I
                            ---------

                         Office and Seal
                         ---------------

          Section 1.  The principal office of the corporation in the
          ---------
State of New York shall be located in the Town of Babylon, County of

Suffolk and State of New York.  The corporation may also have offices at such other places, within or without the State of New York, as the Board of Directors from time to time may appoint or the business of the corporation may require.

          Section 2.  The corporate seal of the corporation shall be
          ---------
circular in form and shall have inscribed thereon, around the inner circumference thereof, the name of the corporation and inside the circle the words "Corporate Seal 1960 New York."


                            ARTICLE II
                            ----------

                           Stockholders
                           ------------

          Section 1.     All meetings of the stockholders shall be held at
          ---------
the office of the corporation in the City and State of New York, or at such other place within the said State as shall be specified in the notice of call thereof.

          Section 2.     The Annual Meeting of Stockholders for the election
          ---------
of directors and the transaction of other business shall be held on the fourth Tuesday in June of each year at 5:00 p.m. at a place fixed by the Board of Directors.  At their discretion, the Board of Directors may substitute any other date, time or place for the annual meeting.

          Section 3.     Special meetings of the stockholders, for any
          ---------
purpose or purposes, unless otherwise prescribed by statute, may be called at any time by the president or any vice-president and shall be called by the president, vice-president or secretary at the request in writing or by vote of a majority of the Board of Directors.

          Section 4.     The holders of a majority of the shares of the
          ---------
capital stock of the corporation issued and outstanding and entitled to vote thereat, present in person or represented by proxy, shall be requisite for and shall constitute a quorum for the transaction of business at all meetings of the stockholders, except as is otherwise provided by law.

          Section 5.     At all meetings of the stockholders every
          ---------
stockholder having the right to vote shall be entitled to vote in person or by proxy appointed by an instrument in writing subscribed by such stockholder.  Each stockholder shall be entitled to one vote for each share of stock having voting power registered in his name upon the books of the corporation.

          Section 6.     Notice of any meeting of stockholders shall be in
          ---------
writing signed by the president or vice-president or the secretary or an assistant secretary.  Such notice shall state the purpose or purposes for which the meeting is called and shall state the time when and the place within the State where it is to be held, and a copy of such notice shall be served either personally or by mail, upon each stockholder of record entitled to vote at such meeting not less than ten days nor more than forty days before the meeting.  If mailed, it shall be directed to each stockholder at his address as it appears upon the stock book of the cor-

poration, unless he shall have filed with the Secretary of the corporation a written request that notices intended for him be mailed to some other address, in which case it shall be mailed to the address designated in such request.

          Section 7.     The Board of Directors may fix a day not more than
          ---------
fifty days prior to the date of the holding of any meeting of stockholders as the day as of which stockholders entitled to notice of, and to vote at,

such meeting shall be determined, and all persons who are holders of record of voting stock on such day, and no others, shall be entitled to notice of and to vote at, such meeting.

          Section 8.
          ---------
               (a)  (1)  Nominations of persons for election to the

          Board of Directors and the proposal of business to be

          considered by the stockholders may be made at an annual meeting of stockholders (i) pursuant to the corporation's notice of meeting, (ii) by or at the direction of the directors, or (iii)

          by any stockholder of the corporation who was a stockholder of record at the time of giving of notice provided for in this

          Section 8(a), who is entitled to vote at the meeting and who complied with the notice procedures set forth in this Section

          8(a).

                    (2)  For nominations or other business to be

          properly brought before an annual meeting by a stockholder pursuant to clause (iii) of paragraph (a)(1) of this Section 8,

          the stockholder must have given timely notice thereof in

          writing to the Secretary of the corporation.  To be timely, a stockholder's notice shall be delivered to the secretary at the principal executive offices of the corporation not less than 60 days nor more than 90 days prior to the first anniversary of the preceding year's annual meeting; provided, however, that in the event that the date of the annual meeting is advanced by more than 30 days or delayed by more than 60 days from such anniversary date, notice by the stockholder to be timely must be so delivered not earlier than the 90th day prior to such annual meeting and not later than the close of business on the later of the 60th day prior to such annual meeting or the tenth day following the day on which public announcement of the date of such meeting is first made.  Such stockholder's notice shall set forth (i) as to each person whom the stockholder proposes to nominate for election or reelection as a director all

          information relating to such person that is required to be disclosed in solicitations of proxies for election of

          directors, or is otherwise required, in each case pursuant to

          Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act") (including such person's written consent to being named in the proxy statement as a nominee and to serving as a director if elected); (ii) as to any other business that the stockholder proposes to bring before the meeting, a brief description of the business desired to be brought before the meeting, the reasons for conducting such business at the meeting and any material interest in such

          business of such stockholder and of the beneficial owner, if any, on whose behalf the nomination or proposal is made; and

          (iii) as to the stockholder giving the notice and the

          beneficial owner, if any, on whose behalf the nomination or proposal is made, (x) the name and address of such stockholder,

          as they appear on the corporation's books, and of such

          beneficial owner and (y) the number of shares of stock of each class of the corporation which are owned beneficially and of record by such stockholder and such beneficial owner.

                    (3)  Notwithstanding anything in the second sentence

          of paragraph (a)(2) of this Section 8 to the contrary, in the event that the number of directors to be elected to the Board of Directors is increased and there is no public announcement naming all of the nominees for director or specifying the size of the increased Board of Directors made by the corporation at least 70 seventy days prior to the first anniversary of the preceding year's annual meeting, a stockholder's notice

          required by this Section 8(a) shall also be considered timely,

          but only with respect to nominees for any new positions created by such increase, if it shall be delivered to the secretary at the principal executive offices of the corporation not later than the close of business on the tenth day following the day on which such public announcement is first made by the

          corporation.

               (b)  Only such business shall be conducted at a special

meeting of stockholders as shall have been brought before the meeting pursuant to the corporation's notice of meeting.  Nominations of persons for election to the Board of Directors may be made at a special meeting of stockholders at which directors are to be elected (i) pursuant to the corporation's notice of meeting, (ii) by or at the direction of the Board of Directors, or (iii) provided that the Board of Directors has determined that directors shall be elected at such special meeting, by any stockholder of the corporation who was a stockholder of record at the time of giving of notice provided for in this Section 8(b), who is entitled to vote at the meeting and who complied with the notice procedures set forth in this

Section 8(b). In the event the corporation calls a special meeting of stockholders for the purpose of electing one or more directors to the Board of Directors, any such stockholder may nominate a person or persons (as the case may be) for election to such position as specified in the corporation's notice of meeting, if the stockholders notice containing the information required by paragraph (a)(2) of this Section 8 shall be delivered to the secretary at the principal executive offices of the corporation not earlier than the 90th day prior to such special meeting and not later than the close of business on the later of the 60th day prior to such special meeting or the tenth day following the day on which public announcement is first made of the date of the special meeting and of the nominees proposed by the directors to be elected at such meeting.

               (c)  (1)  Only such persons who are nominated in

          accordance with the procedures set forth in this Section 8 shall be eligible to serve as directors and only such business shall be conducted at a meeting of stockholders as shall have been brought before the meeting in accordance with the

          procedures set forth in this Section 8.  The presiding officer of the meeting shall have the power and duty to determine

          whether a nomination or any business proposed to be brought before the meeting was made in accordance with the procedures set forth in this Section 8 and, if any proposed nomination or business is not in compliance with this Section 8, to declare that such defective nomination or proposal be disregarded.

                    (2)  For purposes of this Section 8, "public

          announcement" shall mean disclosure in a press release reported by the Dow Jones News Service, Associated Press or comparable news service or in a document publicly filed by the corporation with the Securities and Exchange Commission pursuant to

          Sections 13, 14 or 15(d) of the Exchange Act.

                    (3)  Notwithstanding the foregoing provisions of

          this Section 8, a stockholder shall also comply with all

          applicable requirements of state law and of the Exchange Act and the rules and regulations thereunder with respect to the matters set forth in this Section 8.  Nothing in this Section

          8 shall be deemed to affect any rights of stockholders to

          request inclusion of proposals in the corporation's proxy

          statement pursuant to Rule 14a-8 under the Exchange Act.


                           ARTICLE III
                           -----------

                            Directors
                            ---------

          Section 1.     The property and affairs of the Corporation shall be
          ---------
managed and controlled by its Board of Directors who shall be elected by the stockholders at the annual meeting, or at a special meeting called for such purpose as provided by law and each of whom shall hold office until the next annual election or until his successor shall be duly elected and qualified, unless sooner displaced pursuant to law or these by-laws.  Each director need not be a stockholder of the corporation.  Following the adoption of these by-laws, the number of directors shall be eight.  Such number of directors may be altered from time to time within the maximum limits prescribed in the certificate of incorporation by amendment of these by-laws as hereinafter provided.

          Section 2.     The Board of Directors of the Corporation shall
          ---------
consist of seven (7) directors.

          Section 3.     Newly elected directors may hold their first meeting
          ---------
for the purpose of organization and the transaction of business, if a quorum be present, immediately after the annual meeting of the stockholders; or the time and place of such meeting may be fixed by notice in writing to all the directors.

          Section 4.     Regular meeting of the directors may be held without
          ---------
notice at such places and times as shall be determined from time to time by resolution of the Board.

          Section 5.     Special meetings of the Board of Directors may be
          ---------
called at any time by the president and shall be called by the president or the secretary at the written request of any two directors, on notice to each director mailed at least three days, or telegraphed or delivered personally at least one day, before the meeting.

          Section 6.     At all meetings of the Board a majority of the
          ---------
directors shall be necessary and sufficient to constitute a quorum for the transaction of business, and the act of a majority of the directors present at any meeting at which there is a quorum shall be the act of the Board of

Directors, except as may be otherwise provided by statute or by these by-laws.

          Section 7.      Except where it is required by statute, the
          ---------
certification of incorporation or these by-laws, that action shall be taken by the stockholders of the corporation, all corporate powers shall be exercised by the Board of Directors.  Subject to the provisions of statute,

the certificate of incorporation, and these by-laws, the Board of Directors shall have absolute and entire management of the business of the corporation of every kind, nature and description, and may exercise all such powers and do all such acts or things as may be exercised or done by the corporation.  It may from time to time, so far as is permitted by law,

delegate the exercise and doing thereof or of any one or more of such powers, acts or things to any executive or other committee, officers or other person or persons as it may deem proper.

          Section 8.     Any one or more members of the Board of Directors or
          ---------
any committee thereof may participate in a meeting of the Board or committee by means of a conference telephone or similar communications equipment allowing all persons participating in the meeting to hear each other at the same time.  Participation by such means shall constitute presence in person at a meeting.


                            ARTICLE IV
                            ----------

                             Officers
                             --------

          Section 1.     The officers of the corporation shall be a
          ---------
president, a vice-president, a secretary and a treasurer.  Such officers shall be elected by the directors annually at the first meeting of the

Board following the annual meeting of stockholders at which a quorum is present and each shall hold office for one year or until such successor is elected and has qualified, subject to the provisions of these by-laws.

          Section 2.     The Board of Directors may from time to time
          ---------
appoint, and similarly remove, one or more additional vice presidents and such assistant or subordinate officers and agents as it may deem desirable,

with such titles and with such powers and duties as the Board may by resolution from time to time declare.

          Section 3.     One person may hold more than one office.
          ---------
          Section 4.     Any officer may be removed, with or without cause,
          ---------
at any regular or special meeting of the Board by vote of a majority of the entire membership of the Board.

                            ARTICLE V
                            ---------

                      Duties of the Officers
                      ----------------------

          Section 1.     The president shall have general and active
          ---------
management of the business of the corporation, shall see that all orders and resolutions of the Board are carried into effect, shall execute all contracts and agreements authorized by the Board, shall be subject to the approval of the directors, appoint and discharge employees and agents of the company and fix their compensation, and shall generally do and perform all acts incident to the office of president.

          Section 2.     The vice-president shall be vested with all powers
          ---------
and shall perform all the duties of the president during his absence or inability to act, and whenever the office of president shall be vacant,

unless or until the directors shall otherwise determine, he shall have such other duties as shall be prescribed by the directors.  If there is more than one vice-president, then the duties of the vice-president shall be deemed to apply to the first vice-president, and if he is absent or unable to act, then to the second vice-president, and so on in order.

          Section 3.     The secretary shall attend all meetings of the
          ---------
directors and stockholders when so requested and act as clerk thereof and record all votes and minutes of all proceedings in a book to be kept for that purpose.  He shall perform like duties for all committees when required.  He shall give or cause to be given, notice of all meetings of stockholders and directors and all other notices required by law or by these by-laws, and in case of his absence or refusal or neglect so to do,

any such notice may be given by any person thereunto directed by the president or by the directors or stockholders upon whose request the meeting is called, as provided in these by-laws.

          Section 4.     The treasurer shall have the custody of all funds,
          ---------
securities, evidences of indebtedness and other valuable documents of the corporation, and shall deposit the same in the name and to the credit of the corporation in such depositaries as may from time to time be designated by the Board of Directors; he shall receive and give, or cause to be given,

receipts and acquittances for moneys paid in on account of the corporation and shall pay out of the funds on hand all just debts of the corporation of whatever nature upon maturity of the same; he shall enter or cause to be entered in the books of the corporation to be kept for that purpose full and accurate accounts of all moneys received and paid out on account of the corporation, and whenever required by the president or the directors, he shall keep or cause to be kept such other books as will show a true record of the expenses, losses, gains, assets and liabilities of the corporation;

he shall, unless otherwise determined by the directors, have charge of the original stock books, transfer books and stock ledgers and act as transfer agent in respect of the stock and securities of the corporation; and he shall perform all of the other duties incident to the office of treasurer and such other duties as may from time to time be prescribed by the Board of Directors.

          Section 5.     In case of the absence or inability to act of any
          ---------
officer of the corporation, the Board of Directors may delegate the power or duties of such officer to any other officer or to any director or other person for the time being.


                            ARTICLE VI
                            ----------

              Resignations and Filling of Vacancies
              -------------------------------------

          Section 1.     Any director, member of any committee or officer may
          ---------
resign at any time. Such resignation shall be made in writing and shall take effect at the time specified therein, and if no time be specified, at the time of its receipt by the president or secretary.  The acceptance of a resignation shall not be necessary to make it effective.

          Section 2.     If the position or office of any director, member of
          ---------
any committee, or officer becomes vacant, the directors in office may appoint any qualified person to fill such vacancy, who shall hold office for the unexpired term and until his successor shall be duly chosen,

provided, however, that in case of a vacancy in the Board of Directors, the stockholder may elect any qualified person to fill such vacancy, and the person so elected shall ipso facto take the place of the persons appointed by the board of directors.


                            ARTICLE VII
                            -----------

                 Stock Certificates and Transfers
                 --------------------------------

          Section 1.     The stock certificates of the corporation shall be
          ---------
signed by the president or a vice-president and by the secretary or the treasurer, and shall be sealed with the corporate seal of the corporation.

All transfers of stock shall be made upon the books of the corporation by the holders of the shares in person, or by their legal representatives.

Certificates of stock shall be surrendered and cancelled at the time of transfer.  The board of directors may appoint such registration or transfer agents of the stock of the corporation as it may deem proper.

          Section 2.     The Board of Directors may, in its discretion, order
          ---------
the transfer books of the corporation closed for not more than fifty days preceding the date set for the payment of any dividend or dividends, or the date set for any stockholders' meeting, or, in lieu of closing the transfer books, the Board of Directors may, in its discretion, fix a day not more than fifty days preceding the date set for the payment of any dividend or dividends, or the date set for any stockholders' meeting, as the day as of which stockholders entitled to notice of and to vote at any such meeting shall be determined, and all persons who are holders of record of such stock on such day, and no others, shall be entitled to participate in such dividend or dividends, or shall be entitled to notice of or to vote at such meeting.

          Section 3.     The corporation shall be entitled to treat the holder
          ---------
of record of any share or shares of stock as the holder in fact thereof, and accordingly shall not be bound to recognize any equitable or other claim to or interest in such shares on the part of any other person, whether or not it shall have express or other notice thereof, save as expressly provided by the laws of the State of New York.


                           ARTICLE VIII
                           ------------

                     Miscellaneous Provisions
                     ------------------------

          Section 1.     The fiscal year of the corporation shall be from
          ---------
March 1st to the following February 28th.

          Section 2.     All checks, drafts, or other orders for the payment
          ---------
of money, notes or other evidences of indebtedness issued in the name of the corporation shall be signed by such officer or officers, agent or agents of the corporation and in such other manner as shall from time to time be determined by resolution of the Board of Directors.

          Section 3.     Whenever under the provisions of statute, of the
          ---------
certificate of incorporation or of these by-laws, notice is required to be given to any director, officer or stockholder, it shall be construed to mean personal notice, unless so stated, but such notice may, unless otherwise expressly provided, be given in writing by depositing the same in any United

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

          Section 4.     The term Capital Stock, within the meaning of these
          ---------
By-laws, shall be deemed to refer to the total of Common Stock and Preferred

Stock.  The term stockholders, within the meaning of these By-laws, shall refer to the holders of both Common Stock and Preferred Stock.



                            ARTICLE IX
                            ----------

                            Amendments
                            ----------

          Section 1.     The stockholders, by the affirmative vote of holders
          ---------
of a majority of the stock issued and outstanding, or the board of directors, by the affirmative vote of a majority of the directors, may at any meeting, alter, repeal or amend any of these by-laws or enact new by-laws.

                             ARTICLE X
                             ---------

                          Indemnification
                          ---------------

          Section 1.     To the extent permitted by law, the corporation shall
          ---------
indemnify any person made, or, threatened to be made, a party to an action by or in the right of the corporation to procure a judgment in its favor,

by reason of the fact that he, his testator or intestate, is or was a director or officer of the corporation, or is or was serving at the request of the corporation as a director or officer of any other corporation of any type or kind, domestic or foreign, of any partnership, joint venture, trust,

employee benefit plan or other enterprise against amounts paid in settlement and reasonable expenses, including attorneys' fees, actually and necessarily incurred by him in connection with the defense or settlement of such action,

or in connection with an appeal therein, if such director or officer acted in good faith, for a purpose which he reasonably believed to be in, or, in the case of service for any other corporation or any partnership, joint venture, trust, employee benefit plan or other enterprise, not opposed to,

the best interests of the corporation, except that no indemnification under this Section shall be made in respect of (a) a threatened action or a pending action which is settled or otherwise disposed of, or (b) any claim,

issue or matter as to which such person shall have been adjudged to be liable to the corporation, unless and only to the extent that the court in which the action was brought, or, if no action was brought, any court of competent jurisdiction, determines upon application that, in view of all the circumstances of the case, the person is fairly and reasonably entitled to indemnity for such portion of the settlement amount and expenses as the court deems proper.

          Section 2.     (a)  To the extent permitted by law, the corporation
          ---------
shall indemnify any person made, or threatened to be made, a party to an action or proceeding (other than one by or in the right of the corporation to procure a judgment in its favor), whether civil or criminal, including an action by or in the right of any other corporation of any type or kind,

domestic or foreign, or any partnership, joint venture, trust, employee benefit plan or other enterprise, which any director or officer of the corporation served in any capacity at the request of the corporation, by reason of the fact that he, his testator or intestate, was a director or officer of the corporation, or served such other corporation partnership,

joint venture, trust, employee benefit plan or other enterprise in any capacity, against judgments, fines, amounts paid in settlement and reasonable expenses including attorneys' fees, actually and necessarily incurred as a result of such action or proceeding, or any appeal therein,

if such director or officer

acted, in good faith, for a purpose which he reasonably believed to be in,

or, in the case of service for any other corporation or any partnership,

joint venture, trust, employee benefit plan or other enterprise, not opposed to, the best interests of the corporation and, in criminal actions or proceedings, in addition, had no reasonable cause to believe that his conduct was unlawful.

                    (b)  The termination of any such civil or criminal

action or proceeding by judgment, settlement, conviction or upon a plea of nolo contendere, or its equivalent, shall not in itself create a presumption that any such director or officer did not act, in good faith, for a purpose which he reasonably believed to be in, or, in the case of service for any other corporation or any partnership, joint venture, trust, employee benefit plan or other enterprise, not opposed to, the best interests of the cor-

poration or that he had reasonable cause to believe that his conduct was unlawful.

          Section 3.     For the purpose of this Article, the corporation
          ---------
shall be deemed to have requested a person to serve an employee benefit plan where the performance by such person of his duties to the corporation also imposes duties on, or otherwise involves services by, such person to the plan or participants or beneficiaries of the plan; excise taxes assessed on a person with respect to an employee benefit plan pursuant to applicable law shall be considered fines; and action taken or omitted by a person with respect to an employee benefit plan in the performance of such person's duties for a purpose reasonably believed by such person to be in the interest of the participants and beneficiaries of the plan shall be deemed to be for a purpose which is not opposed to the best interests of the corporation.

          Section 4.     A person who has been successful, on the merits or
          ---------
otherwise, in the defense of a civil or criminal action or proceeding of the character described in Section 1 or 2 shall be entitled to indemnification as authorized in such Sections.

          Section 5.     Except as provided by Section 4, any indemnification
          ---------
under Sections 1, 2 and/or 3 or otherwise permitted by Sections 6 and 9,

unless ordered by a court, shall be made by the corporation, only if authorized in the specific case:

               (a)  By the Board of Directors of the corporation acting

by a quorum consisting of directors who are not parties to such action or proceeding upon a finding that the director or officer has met the standard of conduct set forth in Section 1, 2 and/or 3 or established pursuant to

Section 4, as the case may be, or

               (b)  If a quorum under subsection (a) is not obtainable

or, even if obtainable, a quorum of disinterested directors so directs,

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

          Section 6.     Expenses incurred in defending a civil or criminal
          ---------
action or proceeding may be paid by the corporation in advance of the final disposition of such action or proceeding upon receipt of an undertaking by or on behalf of such director or officer to repay such amount as, and to the extent, required by Section 7.

          Section 7.     All expenses incurred in defending a civil or
          ---------
criminal action or proceeding which are advanced by the corporation in accordance with Section 6 shall be repaid in case the person receiving such advancement or allowance is ultimately found under the procedure set forth in this Article or by law not to be entitled to indemnification or, where indemnification is granted, to the extent the expenses so advanced by the corporation exceed the indemnification to which he is entitled.

          Section 8.     No indemnification, advancement or allowance shall be
          ---------
made under this Article in any circumstance where it appears:

               (a)  That the indemnification would be inconsistent with

the law of the jurisdiction of incorporation of a foreign corporation which prohibits or otherwise limits such indemnification;

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

          Section 9.     The indemnification and advancement of expenses
          ---------
granted pursuant to, or provided by, this Article shall not be deemed exclusive of any other rights to which a director or officer seeking indemnification or advancement of expenses may be entitled, whether contained in the certificate of incorporation of the corporation or these by-laws, or, when authorized by the certificate of incorporation of the corporation or these by-laws, (a) a resolution of stockholders, (b) a resolution of directors, or (c) an agreement providing for such indemnification, provided that no indemnification may be made to or on behalf of any director or officer if a judgment or other final adjudication adverse to the director or officer establishes that his acts were committed in bad faith or were the result of active and deliberate dishonesty and were material to the cause of action so adjudicated, or that he personally gained in fact a financial profit or other advantage to which he was not legally entitled.  Nothing contained in this Article shall affect any rights to indemnification to which corporate personnel other than directors and officers may be entitled by contract or otherwise under law.

		GENERAL MICROWAVE CORPORATION
		      AND SUBSIDIARIES
		   FINANCIAL DATA SCHEDULE
		       Page 36 of 36