Form 10-Q
period 1997-11-29
GENERAL MICROWAVE CORP
filed 1998-01-12
CIK 40703

Exhibit Index on Page  15
                                                              ---
                      UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                 WASHINGTON, D. C. 20549

                        FORM 10-Q

(Mark One)

[XX]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      November 29, 1997
                               ------------------------------------------------
                                    or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ___________________

Commission file number:   1-8821

                   GENERAL MICROWAVE CORPORATION
-------------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

            New York                                   11-1956350
-------------------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                  Identification No.)

5500 New Horizons Boulevard, Amityville, New York      11701
-------------------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

                           (516)  226-8900
-------------------------------------------------------------------------------
           (Registrant's telephone number, including area code)

                                N/A
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          [X] Yes   [ ] No

     As of December 31, 1997, there were 1,210,659 shares of common stock outstanding.

                  PART I  -  FINANCIAL INFORMATION


Item l.  Financial Statements.

                      GENERAL MICROWAVE CORPORATION

                            AND SUBSIDIARIES

                    CONSOLIDATED FINANCIAL STATEMENTS

                               (Unaudited)

                            NOVEMBER 29, 1997

       BALANCE SHEET ASSETS


               GENERAL MICROWAVE CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                                A S E T S



                                            November 29, 1997  February 28, 1997
                                               (Unaudited)
                                            -----------------  -----------------

Current assets:

  Cash and cash equivalents                  $     3,511,957     $  1,745,362
  Restricted cash                                     80,000          200,000
  Accounts receivable, net of allowance for
    doubtful accounts                              3,320,313        4,121,809
  Current assets of discontinued operations          172,118        1,012,050
  Inventories                                      4,681,839        4,535,832
  Prepaid expenses and other current assets          202,746          250,417
  Deferred income taxes, net                         523,676          523,676
                                             ----------------    --------------

         Total current assets                     12,492,649       12,389,146


  Property, plant and equipment, net               5,784,611        5,990,992
  Debt issuance costs and other assets, net           41,796           85,208
  Costs in excess of fair market value of
    net assets acquired, net                         623,073          679,773
  Other intangible assets, net                       136,933          144,392
                                             ----------------     -------------

                                             $    19,079,062      $19,289,511
                                             ================     =============

See accompanying notes to consolidated financial statements.

       BALANCE SHEET LIABILITIES AND STOCKHOLDERS' EQUITY
                GENERAL MICROWAVE CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                           November 29, 1997   February 28, 1997
                                              (Unaudited)
                                           -----------------   -----------------
Current liabilities:

  Current installments of long-term debt     $       675,000     $       709,670
  Short-term borrowing                               164,124             591,739
  Accounts payable                                   718,216             945,145
  Customer advance payments                          804,467                -
  Current liabilities of discontinued
    operations                                       221,825           1,195,193
  Accrued payroll and other employee benefits        699,100             691,227
  Accrued expenses and other current liabilities   1,022,011           1,117,973
  Accrued commissions                                140,752             294,400
                                              ---------------    ----------------

          Total current liabilities                4,445,495           5,545,347
                                              ---------------    ----------------


  Long term debt, less current installments          824,914           1,627,141
  Deferred income taxes                              547,303             547,303
  Minority interest                                   35,616              24,710

Stockholders' equity:
  Preferred stock, $.01 par value;
    1,000,000 shares authorized and unissued           -                     -
  Common stock, $.01 par value; 5,000,000
    shares authorized; issued 1,677,761 at
    November 29, 1997 and 1,672,761 at
    February 28, 1997.                                16,778              16,728
  Additional paid-in capital                       9,630,499           9,605,549
  Retained earnings                                6,767,106           5,111,382
                                              ---------------    ----------------

                                                  16,414,383          14,733,659

Less: Treasury stock, at cost                      3,188,649           3,188,649
                                              ---------------    ----------------
                                                  13,225,734          11,545,010
                                              ---------------    ----------------
                                                 $19,079,062     $    19,289,511
                                              ===============    ================

See accompanying notes to consolidated financial statements.

       STATEMENT OF OPERATIONS

                GENERAL MICROWAVE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                             FOR THE QUARTER ENDED                 NINE MONTHS ENDED
                                      November 29, 1997 November 30, 1996  November 29, 1997 November 30, 1996
                                        (Unaudited)      (Unaudited)          (Unaudited)        (Unaudited)
                                     ----------------- ------------------  ----------------- -----------------
Net sales                            $ 4,622,465       $ 4,867,850          $ 15,097,393      $ 14,031,290
Cost of sales                          3,072,726         3,546,905             9,903,549         9,835,376
                                     ------------      ------------         -------------     -------------
Gross earnings                         1,549,739         1,320,945             5,193,844         4,195,914

Operating expenses:
     Selling                             461,421           556,691             1,729,671         1,680,288
     General and administrative          776,192           747,570             2,355,110         2,260,195
     Research and development             70,516           109,044               284,347           440,241
                                     ------------      ------------         -------------      ------------
                                       1,308,129         1,413,305             4,369,128         4,380,724
                                     ------------      ------------         -------------      ------------

Operating earnings (loss)                241,610           (92,360)              824,716          (184,810)

Other expenses (income):
     Interest expense                     21,880            57,736                93,646           163,105
     Dividend and interest income        (32,702)          (12,779)              (78,854)          (33,217)
     Minority interest in earnings
       of consolidated subsidiary          4,042               691                10,906             5,050
     Other                                17,834            13,058                35,105            35,376
                                     ------------       -----------         -------------     -------------
                                          11,054            58,706                60,803           170,314
                                     ------------       -----------         -------------     -------------
Earnings (loss) from continuing
    operations before provision for
    (recovery of) income taxes           230,556          (151,066)              763,913          (355,124)
Provision for income taxes                13,000            40,000                61,000            40,000
                                     ------------       -----------         -------------     -------------
Net earnings (loss) from
    continuing operations                217,556          (191,066)              702,913          (395,124)

Discontinued operations:
Loss from operations of discontinued
    Math Associates, Inc.                   -             (196,404)                 -             (626,509)
Gain on sale of assets of
    Math Associates, Inc.                   -                 -                  952,811              -
                                     ------------     -------------         -------------     -------------
       Net earnings (loss)           $   217,556      $   (387,470)         $  1,655,724      $ (1,021,633)
                                     ============     =============         =============     =============

Net earnings (loss) per share:
    From continuing operations       $      0.17      $      (0.16)         $       0.57      $      (0.33)
    From discontinued operations     $      -         $      (0.16)         $       0.78      $      (0.52)
                                     ------------     -------------         -------------     -------------
      Net earnings (loss) per share  $      0.17      $      (0.32)         $       1.35      $      (0.85)
                                     ============     =============         =============     =============
Weighted average number of
     common shares outstanding         1,245,510         1,205,659             1,228,230         1,203,821

See accompanying notes to consolidated financial statements

       STATEMENT OF CASH FLOWS
                  GENERAL MICROWAVE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                FOR THE NINE MONTHS ENDED
                                                          November 29, 1997  November 30, 1996
                                                             (Unaudited)        (Unaudited)
                                                          -----------------  -----------------
Cash flows from operating activities:
  Net earnings (loss) from continuing operations          $    702,913        $   (395,124)
  Adjustments to reconcile net earnings (loss)
    to net cash provided by continuing operations:
      Depreciation and amortization                            607,850             648,204
      Gain on disposal of equipment                              1,394                -
      Minority interest in earnings of
        consolidated subsidiary                                 10,906               5,050
  Changes in assets and liabilities:
      Accounts receivable, net                                 801,496             568,118
      Inventories                                             (146,007)           (105,437)
      Income taxes payable and receivable                       42,176             386,224
      Prepaid expenses and other current assets                 47,671              16,074
      Accounts payable and accrued liabilities                (522,582)             (6,976)
      Customer advance payments                                804,467                -
      Other assets                                              27,761              19,959
                                                          -------------       -------------
   Net cash provided by continuing operations                2,378,045           1,136,092
                                                          -------------       -------------
Net cash provided by (used in) discontinued operations         829,721            (732,263)
                                                          -------------       -------------

Cash flows from investing activities:
  Purchase of plant & equipment                               (317,119)           (313,865)
  Purchase of intangible assets                                 (4,540)            (16,698)
                                                          -------------       -------------
   Net cash used in investing activities                      (321,659)           (330,563)
                                                          -------------       -------------
Net cash used in investing activities of
  discontinued operations                                         -                 (1,675)
                                                          -------------       -------------
Cash flows from financing activities:
  Principal payments on long-term debt                        (836,897)           (646,237)
  Proceeds from short-term borrowing                              -                397,861
  Principal payments on short-term debt                       (427,615)               -
  Proceeds from issuance of common stock
    pursuant to employee stock purchase plan                      -                 56,229
  Proceeds from exercise of stock options                       25,000                -
                                                          -------------       -------------
   Net cash used in financing activities                    (1,239,512)           (192,147)
                                                          -------------       -------------
Net increase (decrease) in cash and cash equivalents         1,646,595            (120,556)
Cash and cash equivalents at beginning of period             1,945,362             700,876
                                                          -------------       -------------
Cash and cash equivalents at end of period                $  3,591,957        $    580,320
                                                          =============       =============

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
    Interest                                                    97,468             154,870
    Income Taxes                                                23,142              53,099

See accompanying notes to consolidated financial statements.

          GENERAL MICROWAVE CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        November 29, 1997

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

NOTE 4: Inventories on hand at:

                            November 29, 1997     February 28, 1997
                            -----------------     -----------------

        Raw materials           $ 2,555,982       $ 1,802,020
        Work in process           2,295,551         2,371,040
        Finished goods              485,409           568,132
                                ------------      ------------
                                  5,336,942         4,741,192

        Less progress billings
        and customer advances   (   655,103)         (205,360)
                                ------------      ------------

                                $ 4,681,839       $ 4,535,832
                                ============      ============


        Inventories are valued at the lower of cost or market on a first-in, first-out basis.

NOTE 5: Accumulated depreciation and amortization of property, plant and equipment was $8,408,867 at November 29, 1997 and $7,885,367 at February 28, 1997.

NOTE 6: Reclassifications are made whenever necessary to conform with the current year's presentation.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        -----------------------------------------------------------
        AND RESULTS OF OPERATIONS
        -------------------------

Results of Operations
---------------------

For the Quarter Ended November 29, 1997 compared with the Quarter Ended
-----------------------------------------------------------------------
November 30, 1997.
-----------------
In the third quarter of fiscal 1998, net sales from continuing operations were $4,622,465 compared to $4,867,850 during the comparable quarter last year, representing a 5.0% decrease. In the third quarter of fiscal 1998 the Company had net earnings from continuing operations of $217,556 or $.17 per share. In the third quarter of fiscal 1997, the Company had a net loss of $191,066 or $.16 per share from continuing operations, a net loss from discontinued operations of Math Associates, Inc. of $196,404 or $.16 per share, which amounted to a net loss of $387,470 or $.32 per share. In the third quarter of fiscal 1998, all of the Company's continuing operations were profitable, with the improvement in earnings principally in the Company's Amityville and Microcircuits operations.

Cost of sales, as a percentage of sales, decreased during the current quarter to 66.5% from 72.9% during the comparable quarter of last year as the Company continued to improve processes and controls.

During the third quarter of fiscal 1998, sales orders booked were $2.8 million and the closing backlog was $13.3 million compared with $4.3 million and $10.3 million respectively for the third quarter of fiscal 1997.

For the Nine Months Ended November 29, 1997 compared with the Nine Months
-------------------------------------------------------------------------
Ended November 30, 1996.
------------------------
During the first nine months of fiscal 1998, net sales were $15,097,393 compared with $14,031,290 for the first nine months of fiscal 1997, representing a 7.6% increase. Net earnings were $702,913 or $.57 per share from continuing operations for the current period as compared to a net loss of $395,124 or $.33 per share from continuing operations for the prior fiscal year. After net earnings from discontinued operations of $952,811 or $.78 per share, net earnings for the nine months ended November 29, 1997 were $1,655,724 or $1.35 per share, as compared to a net loss of $626,509 or $.52 per share from discontinued operations with a nine month net loss of $1,021,633 or $.85 per share in the first nine months of fiscal 1997.

Sales increased in all of the Company's continuing operations, with significant earnings improvement in each of the Company's operations.

Cost of sales, as a percentage of sales, decreased to 65.6% in the first nine months of fiscal 1998, compared to 70.1% in the first nine months of fiscal 1997, as the Company continued to improve processes and controls.

During the current nine months the Company decreased total operating expenses as a percentage of sales to 28.9% from 31.2% in the prior year as the Company benefited from increased sales that were not offset by comparable expense increases. Interest expense decreased due to reduced borrowings at the Israeli subsidiary. Investment income increased because of increased funds available for investment.

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

During the first nine months of fiscal 1998, sales orders booked were $11.5 million and the closing backlog was $13.3 million compared with $13.6 million and $10.3 million respectively, for the first nine months of fiscal 1997.


Liquidity and Capital Resources
-------------------------------
November 29, 1997 compared with February 28, 1997
-------------------------------------------------

At November 29, 1997, the Company's ratio of current assets to current liabilities was 2.8 to 1 compared to 2.2 to 1 at February 28, 1997.

During the first nine months of fiscal 1998, cash flows provided by continuing operations amounted to approximately $2,378,000 as compared to approximately $1,136,000 during the comparable period last year. The cash flows during the first nine months of fiscal 1998 were utilized to purchase equipment for approximately $317,000, repay long and short term borrowings totalling approximately $1,265,000 related to the borrowings of the Israeli subsidiaries and the annual payment of the Company's 7-Day Demand Industrial Development Revenue Bond and increase cash balances. Accounts receivable declined approximately $801,000, while inventories increased by approximately $146,000 primarily due to increased work in process at the Company's Amityville operations. Accounts payable and accrued liabilities decreased approximately $523,000, due to timing differences and reduced expenditures. The Company received approximately $804,000 in customer advance payments, for which the expenses will be incurred within the next six months. In addition, cash flows of approximately $830,000 were provided by discontinued operations, whereas for the comparable period last year, discontinued operations used approximately $732,000. The Company expects to spend up to $150,000 during the remainder of the year for capital equipment.

The agreements relating to the Company's 7-Day Demand Industrial Development Revenue Bonds contain several restrictive covenants. The Company must, among other things, maintain profitable operations, a minimum ratio of current assets to current liabilities, a minimum level of tangible net worth, as defined, and must not exceed a specified debt to equity ratio. In addition, commencing April 1, 1996, the Company is required to make monthly sinking fund payments towards its annual bond payments of $500,000 in fiscal 1998 and $600,000 in fiscal 1999. Such amount is reflected as restricted cash on the accompanying consolidated balance sheets. In December 1995, the Company and two of its subsidiaries, Math and GMCC, guaranteed and granted a security interest in their accounts receivable to the bondholders and the letter of credit issuer as additional security for the Company's bond related debt. The total of such accounts receivable is $2,574,416 at November 29, 1997. As a result of the impact on the financial statements as of and for the year ended February 28, 1997, due to the discontinued Math operations, the Company required and received a waiver dated May 20, 1997 of three covenants. The waiver also modified the tangible net worth covenant, as defined, to approximately the February 28, 1997 level, subject to increases dependent upon future operations. The tangible net worth covenant limits the ability of the Company to pay cash dividends. As a result of such covenant as amended, there is approximately $1,848,932 of unrestricted funds available for the payment of cash dividends as of November 29, 1997. Management anticipates using such funds to enhance future operations and does not anticipate cash dividends in the immediately foreseeable future.

The Company believes that its present resources, including available credit, are sufficient to meet its needs for the foreseeable future.

Forward-Looking Information
---------------------------

    Certain statements made in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic conditions; the level of domestic and worldwide spending on military defense products; timing and volume of incoming orders; shipment volumes; competitive factors such as rival component manufacturers' competing technologies; acceptance of new Company products; price pressures; the Company's ability to invest in new product development and new processes and its ability to integrate these processes in its manufacturing operations; manufacturing capacity and the ability to "ramp" to meet anticipated demand; engineering development costs; availability of third party supplier parts at reasonable prices; obsolescence of inventory due to changes in customer demand; efficiencies of manufacturing processes; and availability of financial resources to fund anticipated growth.

                  PART II  -  OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

     (a)  Exhibits:
          --------

          The following exhibits are filed with this Quarterly Report on Form 10-Q.

          27   Financial Data Schedule  (filed with
               electronically filed copy only)

     (b)  Reports on Form 8-K:
          -------------------

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



                                 GENERAL MICROWAVE CORPORATION
                                 -----------------------------
                                         (Registrant)




Date: January 12, 1998           By:S/Arnold H. Levine
                                 -----------------------------
                                 Arnold H. Levine, Vice
                                 President-Finance, Treasurer,
                                 Chief Financial Officer
                                 (Principal Financial and
                                 Chief Accounting Officer)

                          Exhibit Index
                          -------------

                                                   Page Number in
                                                   Sequential
Exhibit No.                                        Numbering
-----------                                        ---------------


    27         Financial Data Schedule (Filed with       16
               electronically filed copy only)

		GENERAL MICROWAVE CORPORATION
		      AND SUBSIDIARIES
		   FINANCIAL DATA SCHEDULE
		       Page 16 of 16