Form 10-K
period 1998-02-28
GENERAL MICROWAVE CORP
filed 1998-05-28
CIK 40703

FORM 10-K
                   SECURITIES AND EXCHANGE COMMISSION      Exhibit Index
                        Washington, D. C.  20549           on Page  52

(Mark One)

[XX] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended      February 28, 1998
                          ---------------------------
                                    OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                                ------------------    ----------------------
Commission file number:    1-8821

                        GENERAL MICROWAVE CORPORATION
----------------------------------------------------------------------------
           Exact name of registrant as specified in its charter)

       NEW YORK                                             11-1956350
-------------------------------                       ----------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                       Identification Number)

5500 New Horizons Boulevard, Amityville, New York                11701
----------------------------------------------------------------------------
(Address of Principal Executive Offices)                       (Zip Code)

Registrant's telephone number, including area code   516-226-8900
                                                   -------------------------
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                Name of Each Exchange on Which Registered
-----------------------            -----------------------------------------
Common Stock, par value                     American Stock Exchange
 $.01 per share

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.   YES    X    NO
                                                     -------    -------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e. by persons other than officers and directors of General Microwave Corporation as reflected in the table incorporated by reference in
Item 12 of this Annual Report on Form 10-K as of April 1, 1998 was
$8,954,517.

As of April 1, 1998, there were 1,210,659 shares of the registrant's common stock outstanding.
                    Documents Incorporated by Reference
                    -----------------------------------
Part III: Proxy Statement for Annual Meeting of Stockholders to be held June 23, 1998.

                             TABLE OF CONTENTS
                             -----------------
NOTE: General Microwave Corporation and subsidiaries are sometimes referred to in this Annual Report on Form 10-K as "the Company", "General Microwave" or "Registrant".

          Item                                                         Page
          ----                                                         ----
PART I.    1.  Business........................................         3

           2.  Properties.....................................          8

           3.  Legal Proceedings..............................          8

           4.  Submission of Matters to a Vote of Security
               Holders........................................          8

               Executive Officers of the Registrant...........          9

PART II.   5.  Market for Registrant's Common Equity and
               Related Stockholder Matters....................         10

           6.  Selected Financial Data........................         11

           7.  Management's Discussion and Analysis of
               Financial Condition and Results of Operation...       12 - 16

           7A. Quantitative and Qualitative Disclosure
               About Market Risk..............................         17

           8.  Financial Statements and Supplementary Data....       18 - 45

           9.  Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure.........         46

PART III. 10.  Directors and Executive Officers of the
               Registrant.....................................         47

          11.  Executive Compensation.........................         47

          12.  Security Ownership of Certain Beneficial Owners
               and Management.................................         47

          13.  Certain Relationships and Related Transactions.         47

PART IV.  l4.  Exhibits, Financial Statement Schedules and
               Reports on Form 8-K............................         48

Signatures....................................................         50

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

          In February, 1997, the Company decided to concentrate on its core businesses and adopted a plan to exit the fiber optics business of its Math Associates subsidiary. On September 24, 1997, a sale of certain of the assets of Math was completed. (See Note 2 to Consolidated Financial Statements in this Annual Report on Form 10-K.) Accordingly, unless otherwise indicated, all of the information contained in this Item has been restated to delete data applicable to Math Associates, Inc. (now known as GMC Associates, Inc.).

          The Company has traditionally developed new products for sale as standard catalog items as well as products designed to customer specifications under fixed price contracts. The Company's catalogs currently list over 300 products.

          The following table sets forth, for the periods indicated, unaudited information with respect to the Company's net sales contributed by each class of similar products which accounted for 15% or more of consolidated net sales in any of the last three fiscal years.

                                         Year Ended February 28 or 29
                                         ----------------------------
                                       1998           1997          1996
                                       ----           ----          ----
Microwave Components.............   $15,244,037    $14,463,094   $11,833,453

Power Measuring Instruments......   $ 2,031,890    $ 1,894,491   $ 2,148,258

Hybrid Microcircuits.............   $ 3,664,140    $ 3,323,266   $ 2,958,868

Other............................   $   377,515    $   380,037   $   487,031
                                     ----------     ----------    ----------
               Net Sales.........   $21,317,582    $20,060,888   $17,427,610


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

          Internally funded research and development expenditures aggregated $295,500, $495,000 and $1,090,000 in fiscal 1998, 1997 and 1996, respectively. These expenditures are net of reimbursements received under agreements with the government of Israel and another entity in the amounts of $104,000 in fiscal 1996.

          In addition to Company sponsored development activities, the Company continues to expand and improve its product line and technology through performance under certain fixed price and cost plus fixed fee contracts requiring the development and manufacture of new products. Development and manufacturing costs incurred in connection with customer funded prototype development contracts are included in cost of sales. The estimated amount spent by the Company during each of the last three fiscal years on customer sponsored research and development activities aggregated $1,075,000, $350,000 and $625,000 in fiscal 1998, 1997 and 1996, respectively. The Company is currently engaged in the design and manufacture of new prototypes in connection with various electronic countermeasures, electronic warfare, radar, navigation and communications programs of the

United States Government. The Company also understands that many of such engagements by major industrial corporations are for the design and manufacture of products for foreign governments and agencies thereof.


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


          Patents and Trademarks
          ----------------------
          The Company has 12 patents in the United States which cover various products. The Company considers that its competitive position depends more upon the technical expertise and creative ability of its engineering and development personnel than upon its patents, patent applications and trademarks.


          Customers
          ---------
          The Company's customers consist primarily of the United States Government and major industrial corporations that incorporate the Company's products into a variety of military, and to a lesser extent, commercial systems. At present, the Company estimates that it has approximately 2,500 customers. During fiscal 1998, no customers other than Litton Systems, Inc. accounted for 10% or more of the Company's net sales. Litton accounted for approximately 16% of net sales.

          Although the end-use for the Company's products is not always identifiable, Management estimates that sales for direct or indirect use by the United States Government represented approximately 53%, 42% and 55% of the Company's net sales in fiscal 1998, 1997 and 1996, respectively. The timing and level of appropriations by the federal government can influence the Company's operating results significantly. No material portion of the

Company's business is subject to renegotiation or limitation of profits on contracts or subcontracts by the federal government. However, the federal government, or agencies thereof, may terminate their contracts, in whole or in part, at their convenience. In such event, the government agency is obligated generally to pay the costs incurred by the Company under the contract plus a fee based upon work completed. Substantial curtailment or termination of the government programs which, directly or indirectly, fund the Company's contracts could have a material adverse effect upon the Company's operating results.

          Foreign sales, primarily in Israel, Japan, Norway, United Kingdom, India, France, Australia and Canada accounted for approximately 34%, 34% and 25% of the Company's net sales in fiscal 1998, 1997 and 1996, respectively. Foreign sales in fiscal 1998 include immaterial amounts of direct sales to 5 foreign governments or agencies thereof.


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

          In response to increased competitive pressure caused by tightened government purchasing practices, the Company continues to implement cost reductions on its current products and expand its selling and marketing efforts in the United States and abroad and continuously endeavors to expand its activities in non-military aspects of the electronics industry. The Company has traditionally emphasized the integrity, reliability and performance of its products.


          Backlog
          -------
          The Company's backlog was approximately $13,886,000 at February 28, 1998 and $16,946,000 at February 28, 1997. Although the contemplated end-use for products ordered is not always identifiable, Management estimates that approximately 38% and 35% of the Company's backlog at February 28, 1998 and February 28, 1997, respectively, is attributable to products ordered for direct or indirect use by the United States Government.

          The Company manufactures standard components and equipment for inventory and specialized components, systems and equipment pursuant to orders from customers. Orders are included in backlog upon the receipt by the Company of verbal or written purchase orders with firm delivery dates. Approximately 86% and 87%, respectively, of the backlog at February 28, 1998 and February 28, 1997 is scheduled for shipment within 12 months of such dates. The amount of backlog expected to be shipped over such periods represents only a portion of anticipated sales for such periods. Most of the orders included in the Company's current backlog may be cancelled by customers without cause or penalty, subject to payment for costs incurred and normal profit thereon.


          Segments and Other Financial Data
          ---------------------------------
          Information concerning business segments and the estimated geographical allocation of the Company's total sales is contained in Note 15 to the Consolidated Financial Statements in this Annual Report on Form 10-K. The risks associated with the Company's sales in foreign countries are no different from those experienced domestically. There is no significant difference in the estimated profitability of such business.

          See the information concerning working capital contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in this Annual Report on Form 10-K which is incorporated herein by reference.


          Other Information
          -----------------
          At February 28, 1998, the Company had approximately 243 full-time employees. None of the Company's employees are subject to a collective bargaining agreement.

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

Executive Officers of the Registrant.
-------------------------------------
          The following is a list of the names, ages, principal occupations and positions with the Company of its executive officers and the positions held by such officers during the past five years. All executive officers of the Company have terms of office which run until the next succeeding meeting of the Board of Directors following the annual meeting of stockholders or until their successors are elected and qualified unless they are removed sooner by the Board.

                                           Principal Occupation; Position
                                           and Office (current and during
                                              past five years with the
          Name                   Age       Company unless otherwise stated)
          ----                   ---       --------------------------------
Sherman A. Rinkel (1)             72       Chairman of the Board

Mitchell Tuckman (2)              47       President-Chief Executive Officer

Howard Cohen                      61       Vice President-Administration and
                                           Assistant Secretary

Robert E. DeBrecht (3)            54       Vice President-Engineering

Arnold H. Levine (4)              59       Vice President-Finance, Treasurer,
                                           Chief Financial Officer and
                                           Assistant Secretary

Rozalie Schachter (5)             51       Vice President-Business Development


(1) Mr. Rinkel was President of the Company from its inception until his retirement on March 1, 1995. He became Chairman of the Board in May, 1995.
(2) Mr. Tuckman became President-Chief Executive Officer of the Company in March, 1995. He was Executive Vice President and Chief Operating Officer of the Company from August, 1994 until then. From June 1993 until August, 1994, Mr. Tuckman was Vice President-Microwave Engineering of the Company. He was Chief Microwave Engineer of the Company before that.
(3) Mr. DeBrecht became Vice President-Engineering of the Company in May, 1996. He was a computer consultant in the securities, financial, insurance benefits and office productivity areas from 1987 until then. Before that, he was a product and engineering manager at Narda Microwave Co. and a chief engineer at the Company.
(4) Mr. Levine became Vice President-Finance, Chief Financial Officer, Treasurer and Assistant Secretary of the Company in March, 1995. From 1989 until then, he was Vice President, Finance and a director of Cardion Inc., a subsidiary of Siemens Corporation.
(5) Dr. Schachter became Vice President-Business Development of the Company in December, 1991. Prior to joining the Company in 1990, Dr. Schachter was a technical director at American Cyanimid Corporation.

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


                                                 Sales Price (AMEX)
                                                 ------------------
                                                  High        Low
                                                  ----        ---
Fiscal 1998:
------------

           First Quarter...................       6.88        3.75
           Second Quarter..................       8.88        6.13
           Third Quarter...................      13.50        6.75
           Fourth Quarter..................       9.75        6.88


Fiscal 1997:
------------

           First Quarter...................       8.25        6.00
           Second Quarter..................       8.13        6.25
           Third Quarter...................       6.19        4.50
           Fourth Quarter..................       5.38        4.50



     General Microwave has not declared or paid any cash dividends during the past two fiscal years. See Note 8 to Consolidated Financial Statements in this Annual Report on Form 10-K for information concerning the financial covenants contained in the agreements relating to the Company's industrial development revenue bond financing and their effect on the Company's ability to pay cash dividends.

     As of May 4, 1998, there were 168 record holders of the Common Stock of the Company.

     General Microwave did not sell any equity securities of General Microwave during the period covered by this report that were not registered under the Securities Act of 1933.

ITEM 6.   SELECTED FINANCIAL DATA.
          ------------------------
       SELECTED FINANCIAL DATA
                                                            Year Ended
                                                            ----------
                            February 28,    February 28,    February 29,    February 28,    February 28,
                               1998            1997            1996            1995            1994
                               ----            ----            ----            ----            ----
Net sales                   $21,317,582     $20,060,888     $17,427,610     $19,069,364     $18,694,205

Earnings (loss) from
continuing operations         1,917,390         201,730      (1,142,126)        466,960         993,833

Net earnings (loss) from
discontinued operations *       952,811      (3,287,466)       (634,665)       (292,284)         48,857

Net earnings (loss)           2,870,201      (3,085,736)     (1,776,791)        174,676       1,042,690

Basic per share data:
---------------------
Net earnings (loss) from
continuing operations              1.59            0.17           (0.95)           0.38            0.73

Net earnings (loss) from
discontinued operations *          0.79           (2.73)          (0.53)          (0.24)           0.03

Net earnings (loss)                2.38           (2.56)          (1.48)           0.14            0.76

Diluted per share data:
-----------------------
Net earnings (loss) from
continuing operations              1.56            0.17           (0.95)           0.38            0.73

Net earnings (loss) from
discontinued operations *          0.78           (2.73)          (0.53)          (0.24)           0.03

Net earnings (loss)                2.34           (2.56)          (1.48)           0.14            0.76

Balance Sheet Data:
-------------------
Total assets                 20,037,152      19,289,511      21,581,608      23,441,828      25,182,150

Working capital               9,292,152       6,843,799       9,949,822      11,902,533      13,336,263

Long-term debt, less
current installments            806,250       1,627,141       2,325,589       2,631,250       3,206,250

Stockholders' equity         14,440,211      11,545,010      14,574,516      16,337,373      17,565,712

Basic weighted average
common shares outstanding     1,207,704       1,203,592       1,196,682       1,228,838       1,358,985

Diluted weighted average
common shares outstanding     1,229,098       1,206,277       1,196,682       1,234,596       1,366,258

       General Microwave paid a special cash dividend of $0.25 per share on February 9, 1994. No other dividends were declared or paid during the past five fiscal years.

       * See Note 2 to the Consolidated Financial Statements.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATION.
         ---------------------

Results of Operations
---------------------
In fiscal 1998 the Company had net earnings from continuing operations of $1,917,390 or $1.59 basic and $1.56 diluted net earnings per share, as well as a net gain of $952,811 from disposal of Math Associates, Inc., resulting in net earnings of $2,870,201 or $2.38 basic net earnings per share and $2.34 diluted net earnings per share. In fiscal 1997 the Company had net earnings of $201,730 or $.17 basic and diluted net earnings per share from continuing operations and a net loss of $3,085,736 or $2.56 basic and diluted net loss per share, after a loss of $3,287,466 from discontinued operations. In fiscal 1996, the Company had a net loss from continuing operations of $1,142,126 or $.95 basic and diluted net earnings per share, and a net loss of $1,776,791 or $1.48 basic and diluted net earnings per share, after a loss of $634,665 from discontinued operations.

The current year sales from continuing operations of $21,317,582 increased by 6.3% over the prior year. Sales of microwave components, hybrid microcircuits and power measuring instruments all increased in fiscal 1998 as compared to fiscal 1997. Fiscal 1997 sales ($20,060,888) had increased 15.1% over the fiscal 1996 sales level ($17,427,610) because of increased production levels and shipments to a significant customer.

Fiscal 1998's operating earnings from continuing operations improved dramatically (311%) in comparison to fiscal 1997 primarily due to gross profit margins increasing to 36.3% in fiscal 1998 in comparison to 31.6% in the prior year on increased sales. This improvement resulted from manufacturing efficiencies, successful customer sponsored development activities and reductions of overhead expenditures relative to production labor at the Amityville, New York facility, as well as production efficiencies at the Billerica, Massachusetts facility. Fiscal 1997's operating earnings from continuing operations improved substantially in comparison to fiscal 1996 primarily due to increased gross profit margins, increased sales and reductions in Company sponsored research and development expenses. Fiscal 1996's operating losses from continuing operations resulted principally from technical problems which delayed shipments, increased production costs on a development program for hybrid microcircuits products, inventory valuation reserves, as well as increased selling expenses. In fiscal 1996, the Company recorded valuation reserves and write offs related to the disposal of obsolete inventory of approximately $440,000 and incurred one-time severance expenses aggregating $158,000. Operating losses from discontinued operations in fiscal 1997 and fiscal 1996 resulted from additional inventory valuation reserves, low gross profit margins and cost overruns on a fiber optic development program.

In February 1997, the Company decided to concentrate on its core businesses and adopted a plan to exit the fiber optics business, which was operated by its Math Associates, Inc. subsidiary (see Note 2 to Consolidated Financial Statements). Accordingly, unless otherwise indicated, all of the information herein has been reclassified to present the assets, liabilities and results of operations of the fiber optics business as a discontinued operation. On

September 24, 1997, a sale of certain of the assets of Math Associates, Inc. was completed, which resulted in a gain from discontinued operations of $952,811 as recorded in the consolidated financial statements for the year ended February 28, 1998. This gain relates principally to the proceeds from the sale of assets and the reversal of estimated costs of liquidation which will no longer be incurred as a result of the sale, and a provision for operating losses during the phase out period that did not materialize.

New orders booked during the current year from continuing operations were approximately $18.3 million compared to approximately $26.2 million last year. The backlog of orders at February 28, 1998 was $13.9 million compared to $16.9 million at February 28, 1997. In the opinion of management, the strong performance exhibited by the Company during fiscal 1998 is the result of its focused effort to bring the Company back to growth and profitability. Although new orders booked during fiscal 1998 did not achieve the levels of the prior year, the Company does not believe that such reduction in orders in fiscal 1998 will have a material adverse impact on its sales development in fiscal 1999.
In fiscal 1996, orders booked from continuing operations were $19.4 million and the backlog was $10.9 million at the year end.

General and administrative expenses, as a percentage of sales, were relatively consistent in fiscal 1998 and 1997. Selling expenses as a percentage of sales decreased in fiscal 1998 compared to 1997 as part of planned cost control efforts. In fiscal 1997, while both selling and general and administrative expenses increased, when compared to the prior year, they both decreased as a percentage of sales due to budget and cost control efforts. Although Company sponsored research and development expenditures were reduced in fiscal 1998 to $296,000 in comparison to $496,000 in fiscal 1997 and $1,094,000 in fiscal 1996, customer-sponsored research and development projects aggregated $1,075,000 in fiscal 1998, as compared to $350,000 in fiscal 1997 and $625,000 in fiscal 1996. Research and development expenditures were significantly reduced in fiscal 1997 in comparison to fiscal 1996 as the Israeli operation moved from development efforts to increased production.

Interest expense decreased in fiscal 1998 as compared to fiscal 1997 as a result of repayments of both short and long-term borrowings. Interest expense increased in fiscal 1997 as compared to fiscal 1996 as a result of increased short term borrowings at the Israeli operation. Dividend and interest income were significantly higher in fiscal 1998 compared to the prior year as a result of increased cash flow with resulting average higher investment balances.

The fiscal 1998 tax benefit results principally from the impact of previously unrecognized tax benefits, generated primarily from the net loss on disposal of Math Associates, Inc., net of state and foreign taxes of approximately $76,000. In fiscal 1997 the Company recorded a tax provision related to continuing operations of $40,000, as compared to a tax benefit of $222,000 for fiscal 1996. The fiscal 1997 tax provision principally represents taxes on the earnings of the Company's Israeli operations. The fiscal 1996 tax benefit resulted primarily from a tax loss carryback claim to recover Federal taxes paid for a three-year period and the reduction of net deferred tax liabilities.

During the three-year period covered by this discussion, inflation did not have any significant effect on the Company's business.

Liquidity and Capital Resources
-------------------------------
At February 28, 1998, after giving effect to discontinued operations, the Company had working capital of $9.3 million compared to $6.8 million at the end of fiscal 1997.

Cash flows provided by operating activities amounted to approximately $2,141,000 and cash flows provided by discontinued operations amounted to approximately $954,000 during fiscal 1998. Funds were used primarily for the purchase of $381,000 of capital assets and repayments of long term debt of $856,000 and repayments of short term debt of $361,000. Net cash flow resulted in an increase in cash of $1,530,000. During fiscal 1997, cash flows provided by operating activities amounted to approximately $1,893,000 and cash flows provided by discontinued operations amounted to approximately $134,000. Funds were used primarily for the purchase of $409,000 of capital assets and repayments of long term debt of $698,000 partially offset by proceeds from short term borrowings of $269,000. Net cash flow resulted in an increase in cash of $1,244,000. During fiscal 1996, cash flows provided by operating activities amounted to approximately $703,000, offset by cash flows used in discontinued operations of $713,000. During fiscal 1996, the Company utilized funds primarily for the payment of $575,000 of long term debt, to acquire $550,000 of capital assets, and to acquire an additional interest in General Microcircuits for $279,000.

Fiscal 1998 cash flows from operations were impacted principally by an increase in accounts receivable of $319,000 due primarily to higher year-end sales compared to the prior year, a decrease in accounts payable and accrued liabilities of $326,000 resulting principally from reduced expenditures, and a customer's advance payments of $314,000. During fiscal 1997, inventories decreased $283,000 due primarily to improved inventory and purchase controls and accounts receivable increased slightly due to increased sales.

During fiscal 1998, the Company acquired capital assets of $381,000 compared with $409,000 and $550,000 during fiscal 1997 and 1996, respectively. During fiscal 1999, the Company anticipates expenditures of approximately $800,000 for capital equipment. A large portion of the Company's property, plant and equipment is encumbered by an Industrial Revenue Bond agreement, as discussed in Note 8 to the Consolidated Financial Statements.

In fiscal 1998 and 1997, the Company's only short term borrowings (approximately $230,000 and $592,000, at February 28, 1998 and 1997) were at its Israeli subsidiary at an interest rate of 6.05%. The short term borrowings were repaid in full in March 1998. The Company believes that its cash on hand plus anticipated sources of funds will be sufficient to fund its working capital, capital expenditures and debt service requirements for fiscal 1999.

As a measure of the Company's ability to meet its short term obligations, the Company has the following:

                               February 28,        February 28,
                                  1998                1997
                                  ----                ----
Working Capital
(in thousands)                   $9,292              $6,844

Current Ratio                    3.2 to 1            2.2 to 1



Year 2000 Conversion
--------------------
The Company is evaluating the risks and costs associated with the year 2000 conversion. Based on the Company's ongoing evaluation, management currently believes that the costs to achieve year 2000 compliance will not result in costs significantly in excess of historical and/or planned levels of capital expenditures. The Company intends to communicate with its customers, suppliers, financial institutions and others with which it does business to ensure that year 2000 issues will be resolved in a timely manner. If necessary modifications and conversions by those with which the Company does business are not completed timely, the year 2000 conversion issue may have a material adverse effect on the Company's consolidated financial position and results of operations.

Recent Accounting Pronouncements
--------------------------------
The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" (SFAS No. 130), which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not believe that the implementation of SFAS No. 130 will have a significant impact on its previously reported results of operations.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 established standards to report information about operating segments and related discussions about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for the reporting periods beginning after December 15, 1997. This statement permits early application and requires restatement for all prior periods. The Company is currently evaluating the requirements of SFAS No. 131 and has not yet determined what impact this statement will have on information reported regarding industry segments.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132). SFAS No. 132 revises disclosures about pension and other postretirement benefit plans. Management of the Company does not believe that the implementation of SFAS No. 132 will have a significant impact on previously reported information regarding its employee pension plan.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
         ---------------------------------------------------------

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

                 GENERAL MICROWAVE CORPORATION
                        AND SUBSIDIARIES

               Consolidated Financial Statements

                   February 28, 1998 and 1997

            (With Independent Auditors' Report Thereon)

                     Independent Auditors' Report


To the Stockholders and Board of Directors
General Microwave Corporation:


We have audited the consolidated financial statements of General Microwave Corporation and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We did not audit the consolidated financial statements of General Microwave Israel Corporation, an indirect wholly-owned subsidiary, as of and for the years ended February 28, 1998 and 1997 and February 29, 1996, which statements reflect total assets constituting 19%, 26% and 17% and total revenues constituting 18%, 15% and 11%, respectively, after elimination of intercompany balances and sales, of the related consolidated totals. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for General Microwave Israel Corporation, is based solely on the reports of the other auditors.

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

In our opnion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Microwave Corporation and subsidiaries as of February 28, 1998 and 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended February 28, 1998, in conformity with generally accepted accounting principles. Also in our opinion, based on our audits and the reports of the other auditors, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                        KPMG PEAT MARWICK LLP


Jericho, New York
MAY 11, 1998

                AUDITORS' REPORT TO THE SHAREHOLDERS OF
         GENERAL MICROWAVE (ISRAEL) CORPORATION AND SUBSIDIARY

We have audited the accompanying consolidated balance sheets of General Microwave (Israel) Corporation ("the Company") and subsidiary as of February 28, 1998 and February 28, 1997, and the related consolidated statements of operations, changes in shareholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, except for the matter discussed in the preceding paragraph, the financial statements present fairly, in all material respects, the consolidated financial position of the Company and subsidiary as of February 28, 1998 and February 28, 1997, and the consolidated results of operations, changes in shareholders' deficiency and cash flows for the years then ended in accordance with generally accepted accounting principles in Israel. As applicable to these financial statements, such accounting principles are substantially identical in all material respects to generally accepted accounting principles in the United States, except as otherwise described in
Note 22 to the consolidated financial statements.

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

Jerusalem, May 11, 1998.

       STATEMENT OF CONSOLIDATED BALANCE SHEETS
                            GENERAL MICROWAVE CORPORATION
                                  AND SUBSIDIARIES

                             Consolidated Balance Sheets

                             February 28, 1998 and 1997
                        Assets                                      1998         1997
Current assets:                                                     ----         ----
   Cash                                                        $  3,275,497    1,745,362
   Restricted cash                                                  200,000      200,000
   Accounts receivable, net of allowance for doubtful accounts
     of approximately $45,700 in 1998 and $27,150 in 1997         4,440,355    4,121,809
   Current assets of discontinued operations                         13,942    1,012,050
   Inventories                                                    4,440,889    4,535,832
   Prepaid expenses and other current assets                        287,437      250,417
   Deferred income taxes, net                                       794,083      523,676
                                                                 ----------   ----------
                  Total current assets                           13,452,203   12,389,146

Property, plant and equipment, net                                5,714,943    5,990,992
Debt issuance costs, net                                             35,629       56,497
Costs in excess of fair value of net assets acquired, net           604,173      679,773
Other intangible assets, net                                        137,686      144,392
Other assets                                                         92,518       28,711
                                                                 ----------   ----------
                                                               $ 20,037,152   19,289,511
                                                                 ==========   ==========
        Liabilities and Stockholders' Equity

Current liabilities:
   Current installments of long-term debt                           675,000      709,670
   Short-term borrowing                                             230,319      591,739
   Accounts payable                                                 656,387      945,145
   Customer advance payments                                        314,474            -
   Current liabilities of discontinued operations                   205,363    1,195,193
   Accrued payroll and other employee benefits                      816,487      691,227
   Accrued expenses and other current liabilities                 1,072,426    1,117,973
   Accrued commissions                                              189,595      294,400
                                                                 ----------   ----------
                  Total current liabilities                       4,160,051    5,545,347
                                                                 ----------   ----------
Long-term debt, less current installments                           806,250    1,627,141
Deferred income taxes                                               589,995      547,303
Minority interest                                                    40,645       24,710

Stockholders' equity:
   Preferred stock, $.01 par value; 1,000,000 shares authorized
     and unissued                                                         -            -
   Common stock, $.01 par value; 5,000,000 shares authorized;
     issued 1,677,761 in 1998 and 1,672,761 in 1997                  16,778       16,728
   Additional paid-in capital                                     9,630,499    9,605,549
   Retained earnings                                              7,981,583    5,111,382
                                                                 ----------   ----------
                                                                 17,628,860   14,733,659
Less treasury stock, at cost                                      3,188,649    3,188,649
                                                                 ----------   ----------
                                                                 14,440,211   11,545,010
                                                                 ----------   ----------
                                                               $ 20,037,152   19,289,511
                                                                 ==========   ==========

See accompanying notes to consolidated financial statements.

       CONSOLIDATED STATEMENT OF OPERATIONS
                     GENERAL MICROWAVE CORPORATION
                            AND SUBSIDIARIES

                  Consolidated Statements of Operations

      Years ended February 28, 1998 and 1997 and February 29, 1996
                                                      1998          1997          1996
                                                      ----          ----          ----
Net sales                                        $ 21,317,582    20,060,888    17,427,610
                                                   ----------    ----------    ----------
Costs and expenses:
   Cost of sales                                   13,570,598    13,727,368    12,434,854
   Selling                                          2,406,503     2,414,014     2,259,367
   General and administrative                       3,197,464     2,973,517     2,820,194
   Research and development                           295,500       496,419     1,093,627
                                                   ----------    ----------    ----------
                                                   19,470,065    19,611,318    18,608,042
                                                   ----------    ----------    ----------
         Operating earnings (loss)                  1,847,517       449,570    (1,180,432)
                                                   ----------    ----------    ----------
Other expenses (income):
   Interest expense                                   134,960       219,283       148,682
   Dividend and interest income                      (120,274)      (48,620)      (57,060)
   Minority interest in earnings (loss) of
     consolidated subsidiary                           15,935         6,539        (6,399)
   Other, net                                          51,006        30,638        98,471
                                                   ----------    ----------    ----------
                                                       81,627       207,840       183,694
                                                   ----------    ----------    ----------
Earnings (loss) from continuing operations
   before income taxes (benefit)                    1,765,890       241,730    (1,364,126)

Income taxes (benefit)                               (151,500)       40,000      (222,000)
                                                   ----------    ----------    ----------
Earnings (loss) from continuing operations          1,917,390       201,730    (1,142,126)

Discontinued operations (note 2):

   Loss from operations of discontinued Math
   Associates, Inc., net of applicable income
   tax benefits of $332,000 in 1996                         -      (627,011)     (634,665)
   Gain (loss) on disposal of Math Associates, Inc.,
   including provision of $319,725 for operating
   losses during phase-out period in 1997             952,811    (2,660,455)            -
                                                   ----------    ----------    ----------
Net earnings (loss)                              $  2,870,201    (3,085,736)   (1,776,791)
                                                   ==========    ==========    ==========
Basic net earnings (loss) per share:
   From continuing operations                            1.59           .17          (.95)
   From discontinued operations                           .79         (2.73)         (.53)
                                                   ----------    ----------    ----------
Basic net earnings (loss) per share              $       2.38         (2.56)        (1.48)
                                                   ==========    ==========    ==========
Diluted net earnings (loss) per share:
   From continuing operations                            1.56           .17          (.95)
   From discontinued operations                           .78         (2.73)         (.53)
                                                   ----------    ----------    ----------
Diluted net earnings (loss) per share            $       2.34         (2.56)        (1.48)
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

       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  GENERAL MICROWAVE CORPORATION
                                         AND SUBSIDIARIES

                         Consolidated Statements of Stockholders' Equity

                   Years ended February 28, 1998 and 1997 and February 29, 1996

                                                       Additional                                            Total
                                      Common stock       paid-in      Retained       Treasury stock        stockholders'
                                    Shares    Amount     capital      earnings    Shares        Amount        equity
                                    ------    ------     -------      --------    ------        ------        ------
Balances, February 28, 1995       1,661,292  $ 16,613   9,531,034    9,973,909    466,464   $ (3,184,183)   16,337,373

Net loss                                  -         -           -   (1,776,791)         -              -    (1,776,791)
Exercise of stock options, net of
   shares tendered                    3,200        32      18,368            -        638         (4,466)       13,934
                                  ---------    ------   ---------    ---------    -------      ---------    ----------
Balances, February 29, 1996       1,664,492    16,645   9,549,402    8,197,118    467,102     (3,188,649)   14,574,516

Net loss                                  -         -           -   (3,085,736)         -              -    (3,085,736)
Shares purchased from Employee
   Stock Purchase Plan                8,269        83      56,147            -          -              -        56,230
                                  ---------    ------   ---------    ---------    -------      ---------    ----------
Balances, February 28, 1997       1,672,761    16,728   9,605,549    5,111,382    467,102     (3,188,649)   11,545,010

Net earnings                              -         -           -    2,870,201          -              -     2,870,201
Exercise of stock options             5,000        50      24,950            -          -              -        25,000
                                  ---------    ------   ---------    ---------    -------      ---------    ----------
Balances, February 28, 1998       1,677,761  $ 16,778   9,630,499    7,981,583    467,102   $ (3,188,649)   14,440,211
                                  =========    ======   =========    =========    =======     ==========    ==========

See accompanying notes to consolidated financial statements.

       CONSOLIDATED STATEMENT OF CASH FLOWS
                       GENERAL MICROWAVE CORPORATION
                            AND SUBSIDIARIES

                  Consolidated Statements of Cash Flows

      Years ended February 28, 1998 and 1997 and February 29, 1996
                                                             1998         1997         1996
                                                             ----         ----         ----
Cash flows from operating activities:
   Net earnings (loss) from continuing operations       $ 1,917,390      201,730   (1,142,126)
   Adjustments to reconcile net earnings (loss) to net
     cash provided by continuing operations:
       Deferred income tax provision (benefit)             (227,715)           -      152,000
       Depreciation and amortization                        756,041      809,265      883,467
       Bad debt expense (recovery)                           18,550        1,450      (14,239)
       (Gain) loss on disposal of equipment                  (3,624)         545       (4,867)
       Minority interest in earnings (loss) of
         consolidated subsidiary                             15,935        6,539       (6,399)
       Changes in assets and liabilities:
         Accounts receivable                               (318,546)    (141,037)     571,147
         Inventories                                         94,943      283,443      620,399
         Prepaid expenses and other current assets          (37,020)      17,910      131,708
         Accounts payable and accrued liabilities          (325,590)     671,793     (285,689)
         Customer advance payments                          314,474            -            -
         Other, net                                         (63,807)      41,776     (202,026)
            Net cash provided by continuing               ---------    ---------    ---------
                  operations                              2,141,031    1,893,414      703,375
                                                          ---------    ---------    ---------
Net cash provided by (used in) discontinued
     operations                                             954,279      133,851     (712,647)
                                                          ---------    ---------    ---------
Cash flows from investing activities:
   Purchases of property, plant and equipment              (380,670)    (409,012)    (550,306)
   Proceeds from sale of fixed assets                        15,087       19,533       13,511
   Purchase of additional interest in subsidiary                  -            -     (279,000)
   Purchases of intangible assets                            (7,611)     (17,137)     (18,480)
   Sale of short-term investments, net                            -            -      757,909
                                                          ---------    ---------    ---------
            Net cash used in investing activities          (373,194)    (406,616)     (76,366)
                                                          ---------    ---------    ---------
Net cash used in investing activities of
     discontinued operations                                      -       (2,221)     (26,272)
                                                          ---------    ---------    ---------
Cash flows from financing activities:
   Principal payments on long-term debt                    (855,561)    (698,448)    (575,000)
   Proceeds from long-term debt                                   -            -      404,009
   Principal payments on short-term debt                   (361,420)           -            -
   Net proceeds from short-term borrowings                        -      268,276       78,751
   Proceeds from issuance of common stock                         -       56,230       13,934
   Proceeds from the exercise of stock options               25,000            -            -
                                                          ---------    ---------    ---------
            Net cash used in financing activities        (1,191,981)    (373,942)     (78,306)
                                                          ---------    ---------    ---------
Net increase (decrease) in cash                           1,530,135    1,244,486     (190,216)

Cash at beginning of year                                 1,945,362      700,876      891,092
                                                          ---------    ---------    ---------
Cash at end of year                                     $ 3,475,497    1,945,362      700,876
                                                          =========    =========    =========

See accompanying notes to consolidated financial statements.

                   GENERAL MICROWAVE CORPORATION
                         AND SUBSIDIARIES

            Notes to Consolidated Financial Statements

    Years ended February 28, 1998 and 1997 and February 29, 1996



(1) Summary of Significant Accounting Policies and Practices

    (a) Description of Business

        General Microwave Corporation and its subsidiaries (the Company) are engaged primarily in the design, development, manufacture and marketing of microwave equipment and components. The Company is organized into three operating divisions in separate locations. A majority of the Company's microwave products are sold to manufacturers and users of microwave systems and equipment for applications in the defense electronics industry. The Company also sells these components and equipment for use in the industrial sector, as well as in commercial telecommunications industries. Typical applications for the Company's microwave products include electronic warfare and countermeasures; airborne and shipboard navigation and communications; radar systems; missile guidance systems; automatic test equipment; and satellite communications. On February 25, 1997, the Board of Directors of the Company adopted a plan to discontinue its fiber optics business operated by its wholly-owned subsidiary, Math Associates, Inc. On September 24, 1997, a sale of certain assets of Math Associates, Inc. was completed (note 2).

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

    (b) Principles of Consolidation

        The consolidated financial statements include the accounts of General Microwave Corporation (GMC), its wholly-owned subsidiaries, General Microwave Foreign Sales Corporation (FSC), Micro-El Patent Corporation and GMC Associates, Inc. (formerly known as Math Associates, Inc.
        (Math)); its indirect wholly-owned subsidiaries, General Microwave Israel Corporation (GMIC) and General Microwave Israel (1987) Ltd.
        (GMIL); and its majority-owned subsidiary, General Microcircuits Corporation (GMCC). All inter-company accounts and transactions have been eliminated in consolidation.

    (c) Revenue Recognition

        Sales are recorded as units are delivered with the cost of sales recognized on each shipment based upon an average estimated final contract unit cost, including overhead costs. Losses on contracts are recorded when known.

                                                           (Continued)

    (d) Cash Equivalents

        For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. There were no cash equivalents at February 28, 1998 and 1997.

    (e) Inventories

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

    (h) Intangible Assets

        Intangible assets include patents recorded at cost which are amortized on a straight-line basis over a period not to exceed seventeen years. Accumulated amortization aggregated $92,629 and $78,311 at February 28, 1998 and 1997, respectively.

        The costs in excess of fair value of net assets acquired relate to the acquisition of GMCC and are amortized on a straight-line basis over fifteen years. Additionally, these costs include the cost of additional ownership of GMCC increasing from 80% to 97% (note 6), which are amortized on a straight-line basis over the remaining life of the original asset. Accumulated amortization aggregated $387,109 and $311,578 at February 28, 1998 and 1997, respectively.

                                                           (Continued)

    (i) Pension Expense

        Pension expense for eligible employees is provided under an actuarial cost method. The Company's policy is to make annual contributions to the plan in accordance with actuarially determined funding requirements.

    (j) Research and Development

        Company funded research and development, net of research and development grants, is charged directly to expense as incurred. Customer funded research and development is recognized in net sales while the applicable costs are charged to cost of sales.

    (k) Income Taxes

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

    (l) Earnings Per Share

        Earnings per share is computed in accordance with the provisions of Statement of Financial Accounting Standards No.128 (SFAS 128), "Earnings per Share", which became effective for the Company as of February 28, 1998. SFAS 128 requires the presentation of basic and diluted earnings per share. As required by SFAS 128, earnings per share for all prior periods presented have been restated. Basic earnings per share is computed by dividing income available to common shareholders (which for the Company equals its recorded net income) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, were exercised, converted into common stock or otherwise resulted in the issuance of common stock.

                                                           (Continued)

    (m) Reconciliation to United States Generally Accepted Accounting
        Principles

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

    (n) Foreign Currency Translation

        The financial position and the results of operations of the Company's Israeli operations are measured using the dollar as the functional currency. Gains or losses resulting from translating transactions denominated in a foreign currency were immaterial in fiscal 1998, 1997, and 1996.

    (o) Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

        The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," on March 1, 1996. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. SFAS No. 121 did not have a material impact on the Company's financial position or results of operations in fiscal 1998 or 1997.

    (p) Stock Option Plan

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

                                                           (Continued)

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

    (q) Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

    (r) Reclassifications

        Reclassifications are made whenever necessary to conform with the current year's presentation.

(2) Discontinued Operations

    Pursuant to a Board of Directors resolution on February 25, 1997, the Company adopted a plan to discontinue its electronic fiber optic systems and components business. At February 28, 1997, a provision for loss on disposal of $2,660,455 was recorded in the accompanying consolidated financial statements principally relating to the anticipated disposal of inventory and other assets, estimated losses during the phase-out period and estimated costs of liquidation. This business was operated by Math.

    On September 24, 1997, a sale of certain of the assets of Math was completed, which resulted in a gain from discontinued operations as recorded in the consolidated financial statements as of February 28, 1998. This gain relates principally to the proceeds of $353,855 from the sale of assets and $598,956 from the reversal of estimated costs of liquidation which will no longer be incurred as a result of the sale and provision for operating losses during the phase out period that did not materialize.

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

                                                           (Continued)

    Net sales of the discontinued operations were $1,917,298, $4,735,586 and $4,908,579 for fiscal 1998, 1997 and 1996, respectively.

    The following summarizes assets and liabilities of the discontinued operations which have been segregated in the accompanying consolidated balance sheets:
                                                             1998         1997
        Current assets - discontinued operations:            ----         ----
          Cash                                           $   3,077      148,583
          Accounts receivable, net                          10,865      863,467
                                                           -------    ---------
                                                         $  13,942    1,012,050
                                                           =======    =========
        Current liabilities - discontinued operations:
          Accounts payable                                       -      186,084
          Accrued expenses                                 205,363    1,009,109
                                                           -------    ---------
                                                         $ 205,363    1,195,193
                                                           =======    =========

    Discontinued operations include management's best estimates of amounts expected to be realized on the remaining liquidation of the Math business. While these estimates are based on an analysis of the recoverability of assets and estimated expenses, actual results may differ.

(3) Supplemental Cash Flow Information

    Following is supplemental information relating to the consolidated statements of cash flows:
                                                 1998      1997      1996
                                                 ----      ----      ----
    Cash paid during the year for:
     Interest                                 $ 130,940   205,274   193,668
                                                =======   =======   =======
     Income taxes                             $  31,416    86,253   146,161
                                                =======   =======   =======

(4) Inventories

    Inventories are comprised of the following:
                                                 1998          1997
                                                 ----          ----
          Raw materials                      $ 2,106,835     1,802,020
          Work-in-process                      2,484,041     2,371,040
          Finished goods                         421,619       568,132
                                               ---------     ---------
                                               5,012,495     4,741,192
    Less progress billings and advanced
     payments                                   (571,606)     (205,360)
                                               ---------     ---------
                                             $ 4,440,889     4,535,832
                                               =========     =========

                                                           (Continued)

(5) Property, Plant and Equipment

    A summary of property, plant and equipment is as follows:

                                             1998          1997
                                             ----          ----
        Land                            $  1,169,299     1,169,299
        Buildings and improvements         5,905,493     5,832,699
        Test equipment                     1,522,271     1,406,230
        Machinery and equipment            3,319,337     3,273,314
        Furniture and office equipment     1,709,148     1,587,777
        Leasehold improvements               266,165       266,165
        Transportation equipment             227,473       229,107
        Tooling                               90,196        86,596
        Construction-in-process                    -        25,172
                                          ----------    ----------
                                          14,209,382    13,876,359
        Less accumulated depreciation
          and amortization                 8,494,439     7,885,367
                                          ----------    ----------
                                        $  5,714,943     5,990,992
                                          ==========    ==========

    Depreciation expense aggregated $645,255, $698,609 and $774,006 in fiscal 1998, 1997 and 1996, respectively. Repairs and maintenance costs are expensed as incurred and amounted to approximately $454,000, $410,000 and $362,000 in fiscal 1998, 1997, and 1996, respectively.

    The Company's Israeli operations were granted "approved enterprise status" and are therefore entitled to investment grants from the Israeli government for investments in production facilities. Such approval is conditional upon meeting certain export requirements, once implementation of the investment program has been completed. Investment grants reflected as an offset against the cost of property and equipment amounted to $1,120,666 and $1,063,523 at February 28, 1998 and 1997, respectively. The conditions for receipt of grants in the amount of $713,097 were fulfilled as of February 28, 1997. Should the Company not fulfill the conditions applicable to receipt of the remaining grants, the Israeli government is permitted to demand refund of the balance of $407,569, plus interest. The Company is required to invest an additional $210,000 to comply with the existing investment program. In management's opinion, the Company will fulfill the relevant conditions relating to investment grants received.

(6) Majority-Owned Subsidiary

    At February 28, 1998, the Company owns 97% of GMCC's outstanding common stock (291,000 shares). Additionally, the Company owns all of the outstanding preferred stock of GMCC. The interest in the investment in GMCC outstanding common stock not owned by the Company is recorded as minority interest on the accompanying consolidated balance sheets.

                                                           (Continued)

(7)    Income Taxes

       The components of income tax expense (benefit) from continuing operations are as follows:

                                           1998        1997         1996
                                           ----        ----         ----
            Current:
                 Federal              $    5,000           -     (346,000)
                 State                    36,800       8,000      (29,000)
                 Foreign                  34,400      32,000        1,000
                                        --------     -------     --------
                                          76,200      40,000     (374,000)
                                        --------     -------     --------
            Deferred:
                 Federal and State      (227,700)          -      152,000
                                        --------     -------     --------
                                      $ (151,500)     40,000     (222,000)
                                        ========     =======     ========

       A reconciliation of income taxes (benefit) from continuing operations computed at the Federal statutory rate to reported income taxes (benefit) is as follows:

       NOTE 7 TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   1998                1997                 1996
                                             ---------------      --------------     -----------------
       Tax at Federal statutory rate       $  600,000   34.0%    $ 82,000   34.0%   $ (463,800)  (34.0)%
       Change in beginning of the year
          balance of the valuation
          allowance                          (698,000) (39.9)     (42,000) (17.4)      322,700    23.7
       Benefit of lower tax rate
          on foreign income                   (99,000)  (5.6)     (36,000) (14.9)            -       -
       Earnings of subsidiary not
          consolidated for tax purposes             -      -            -      -        58,600     4.3
       State income taxes (benefit), net       24,000    1.4        5,000    2.0      (115,000)   (8.4)
       Amortization of costs in excess of
          fair value of net assets acquired    26,000    1.5       26,000   10.8        25,700     1.9
       Reversal of prior years' over
          provisions                                -      -            -      -       (67,000)   (4.9)
       Other, net                              (4,500)     -        5,000    2.0        16,800     1.2
                                             --------   ----       ------   ----      --------   -----
       Income taxes (benefit)              $ (151,500)  (8.6)%   $ 40,000   16.5%   $ (222,000)  (16.2)%
                                             ========   ====       ======   ====      ========   =====

                                                           (Continued)

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at February 28 are presented as follows:

                                                           1998          1997
                                                           ----          ----
       Deferred tax assets:
          Inventories, principally due to
             obsolescence reserve                     $   303,000       318,484
          Net operating loss carryforwards                397,410        77,400
          Tax credit carryforwards                        243,000       248,000
          Discontinued operations                               -     1,380,216
          Allowance for doubtful accounts receivable       19,700         9,867
          Warranty reserve                                 60,442        25,135
          Other                                            13,531             -
                                                        ---------     ---------
             Total deferred tax assets                  1,037,083     2,059,102

          Less valuation allowance                       (243,000)   (1,518,555)
                                                        ---------     ---------
             Net deferred tax assets                  $   794,083       540,547
                                                        =========     =========
       Deferred tax liabilities:
          Plant and equipment, principally due to
             differences in depreciation and
             capitalized interest                     $  (577,621)     (547,303)
          Other                                           (12,374)      (16,871)
                                                        ---------     ---------
             Total deferred tax liabilities              (589,995)     (564,174)
                                                        ---------     ---------
             Net deferred assets (liabilities)        $   204,088       (23,627)
                                                        =========     =========

       In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax assets and liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon projections of future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of the net deferred tax assets. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

       At February 28, 1998, the Company has Federal net operating loss carryforwards of approximately $990,000, New York State net operating loss carryforwards of approximately

                                                           (Continued)

       $578,000 and New York State tax credits of $243,000 which are available to offset future taxable income, if any. These Federal and state net operating loss carryforwards and state tax credits, which arose from both continuing and discontinued operations, are available to offset future taxable income of continuing operations. The Federal and New York State net operating loss carryforwards expire starting in fiscal 2010.

       Earnings before provision for (benefit of) income taxes, without giving effect to inter-company eliminations, include income (losses) from foreign operations of $343,872, $515,471 and ($541,212) in fiscal 1998,
       1997 and 1996, respectively.

(8)    Long-term Debt

       Long-term debt consists of the following:

                                                   1998        1997
                                                   ----        ----
       Industrial Development Revenue Bonds   $  1,200,000   1,700,000
       Bank loans payable                          281,250     636,811
                                                 ---------   ---------
                                                 1,481,250   2,336,811
       Less current installments                   675,000     709,670
                                                 ---------   ---------
                                              $    806,250   1,627,141
                                                 =========   =========

       Under the terms of an agreement with the Town of Babylon Industrial Development Agency and a bank, the Agency issued 1984 Variable Rate 7-Day Demand Industrial Development Revenue Bonds in the amount of $6,000,000 to provide a substantial portion of the funds for the construction and equipping of the Company's manufacturing facility in Amityville, New York. Interest is payable semi-annually at a variable rate which approximates 65% of the yield on 13-week U.S. Treasury bills. Such rate was 3.40% and 3.25% at February 28, 1998 and 1997, respectively. Under the terms of the agreement, the Company obtained an irrevocable bank letter of credit for the amount of the bonds plus certain interest. The letter of credit, which amounted to approximately $1,373,000 and $1,877,000 at February 28, 1998 and 1997, respectively, will be drawn on in the event the Town of Babylon defaults on its obligations to the bondholders. This letter of credit expires on September 15, 1998 and management is presently negotiating the letter of credit with the bank. At any time prior to maturity, the bonds are redeemable at the option of the Company at a redemption price of 100%. The bonds are due on October 1, 1999 with annual payment requirements of $600,000 in fiscal 1999 and 2000. All property, plant and equipment acquired or constructed by the Company with the proceeds of the bonds collateralize the obligation.

       The aforementioned bond agreement includes certain restrictive covenants, as amended. The Company must, among other things, maintain profitable operations, a minimum ratio of current assets to current liabilities, a minimum level of tangible net worth, as defined and amended, and must not exceed a specified debt to equity ratio. The tangible net worth covenant limits the ability of the Company to pay cash dividends. As a result of such

                                                           (Continued)
       covenant there is approximately $1,652,623 of unrestricted funds available for the payment of cash dividends as of February 28, 1998. In addition, commencing April 1, 1996, the Company is required to make monthly sinking fund payments of $40,000 towards its annual bond payment. Such amount is reflected as restricted cash on the accompanying consolidated balance sheet as of February 28, 1998.

       During fiscal 1992 the Company's subsidiary, GMIL, entered into a capital lease on its operating facility in the Talpiot Industrial Zone of Jerusalem, Israel at a cost of $841,875. This transaction was primarily financed with a $750,000 long-term bank loan at an interest rate of LIBOR plus 1.5% (7.20% at February 28, 1997), of which $281,250 and $356,250 was outstanding at February 28, 1998 and 1997, respectively. The loan is secured by the premises, all of GMIL's assets and a guarantee by the Company of $300,000.

       Required principal payments on long-term debt are summarized as follows:

                        1999                  $   675,000
                        2000                      675,000
                        2001                       75,000
                        2002                       56,250
                                                 --------
                                              $ 1,481,250
                                                =========

(9)    Short-term Borrowing

       The Company's Israeli subsidiary has outstanding short-term borrowings with a bank aggregating $230,319 and $591,739 at interest rates of 6.05% and ranging from 6.95% to 8.40% at February 28, 1998 and 1997, respectively. The short-term borrowings were repaid in full in March 1998.

(10)   Earnings Per Share

       As discussed in note 1(l), the Company adopted SFAS No.128, which replaces the calculation of primary and fully diluted earnings (loss) per share with basic and diluted earnings (loss) per share. Prior periods have been restated to conform to SFAS No.128 requirements.
       A reconciliation between numerators and denominators of the basic and diluted earnings (loss) per share is as follows:

                                            1998         1997         1996
                                            ----         ----         ----
       Basic earnings (loss) per share
          computation:
            Net earnings (loss)         $ 2,870,201   (3,085,736)  (1,776,791)
            Weighted average common
              shares outstanding          1,207,704    1,203,592    1,196,682
            Basic earnings (loss) per
              share                            2.38        (2.56)       (1.48)
                                          =========    =========    =========

                                                           (Continued)

                                            1998         1997         1996
                                            ----         ----         ----
       Diluted earnings (loss) per share
          computation:
            Net earnings (loss)         $ 2,870,201   (3,085,736)   (1,776,791)
            Weighted average common
              shares outstanding          1,207,704    1,203,592     1,196,682
            Dilutive stock options           21,394        2,685             -
                                          ---------    ---------     ---------
                 Diluted common shares
                       outstanding        1,229,098    1,206,277     1,196,682

                 Diluted earnings (loss)
                       per share               2.34        (2.56)        (1.48)
                                          =========    =========     =========

(11)   Employee Pension Plan

       The Company has a noncontributory defined benefit pension plan covering all eligible employees of GMC. Pension expense is accrued in accordance with the projected unit credit actuarial cost method. Although the Company reserves the right to terminate the plan at any time, it is obligated to fund the recommended contribution as long as the plan remains in effect.

       The net pension expense includes the following components:

                                                  1998       1997       1996
                                                  ----       ----       ----
       Service cost - benefits earned during
          the period                          $  119,700    137,700    128,900
       Interest cost on projected benefit
          obligation                             283,100    278,500    267,000
       Actual return on assets                  (828,100)  (597,900)  (506,200)
       Net amortization and deferral             535,500    360,700    288,300
                                                --------   --------   --------
                      Net pension expense     $  110,200    179,000    178,000
                                                ========   ========   ========

       Assumptions used in the accounting for net pension expense in fiscal 1998, 1997 and 1996 were:

       Weighted average discount rate                       7.5%
       Average rate of increase in compensation levels      5.0
       Expected long-term rate of return on assets          8.5
                                                            ===

                                                           (Continued)

       The following table sets forth the funded status and the prepaid pension asset of the Company's defined benefit plan at February 28:

       Note 11 TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   1998         1997
         Actuarial present value of accumulated benefit            ----         ----
            obligation, including vested benefits of
            $3,458,700 in 1998 and $3,178,100 in 1997          $ (3,556,500)  (3,249,700)
                                                                 ==========   ==========
         Projected benefit obligation for services
            rendered to date                                     (4,244,000)  (4,019,200)
         Plan assets at fair value                                4,362,200    3,720,100
                                                                 ----------   ----------
                Funded status - plan assets in excess of (less
                   than) projected benefit obligation               118,200     (299,100)

         Unrecognized net (gain) loss from past experience
            different from that assumed                            (146,800)     142,600
         Unrecognized prior service cost                            170,800      240,300
         Unrecognized net asset as of March 1, 1987 being
            recognized over approximately 20 years                  (50,000)     (55,400)
                                                                 ----------   ----------
         Prepaid pension asset included in other assets        $     92,200       28,400
                                                                 ==========   ==========

       Pension plan assets consist principally of United States Government securities.

(12)   Stockholders' Equity

       The 1990 Stock Option Plan (1990 Plan) provides for the issuance of up to 125,000 shares of common stock to key employees including officers and directors who are employees. Options under the 1990 Plan, which expires on June 26, 2000, may be either incentive stock options (ISO) or options not qualified under the Internal Revenue Code. The purchase price of common stock under each option shall be determined by the Stock Option Committee of the Board of Directors; provided, however, that the stock purchase price pursuant to an ISO may not be less than the fair market value of the common stock subject to the option on the date that the option was granted, and may in no event be less than the par value of the stock. Options granted to date under the 1990 Plan were at the fair market value at the date of grant. Options vest 25% after nine months from the date of grant and every nine months, thereafter. The 1990 Plan permits option holders to pay the option exercise price with previously owned common stock of the Company or a combination of cash and common stock. If any employee to whom an ISO is granted owns common stock amounting to more than 10% of the total voting power of all classes of stock of the Company, the option exercise price must be at least 110% of the fair market value of common stock at the time the option is granted and the option must terminate no later than five years from the date the option is granted. At February 28, 1998, 39,250 options outstanding are exercisable under the 1990 Plan.

       In January 1997, the Company adjusted the exercise price of all outstanding options to $5.00 per share, the then fair market value of the stock.

                                                           (Continued)

      A summary of stock option transactions follows:

                                                         1990 Plan
                                                    -------------------
                                                 Number     Weighted-average
                                                of shares    exercise price
                                                ---------    --------------
           Outstanding, February 28, 1995         42,950       $  6.35

           Granted                                16,000          6.79
           Exercised                              (3,200)        (5.75)
           Canceled                               (2,500)        (7.50)
                                                  ------
           Outstanding, February 29, 1996         53,250          6.34

           Granted                                 8,000          6.77
           Canceled                               (9,500)        (6.44)
                                                  ------
           Outstanding, February 28, 1997         51,750          5.00

           Granted                                22,000          6.26
           Exercised                              (5,000)        (5.00)
           Canceled                               (3,000)        (5.00)
                                                  ------
           Outstanding, February 28, 1998         65,750       $  5.42
                                                  ======

       The 1997 Non-Employee Director Stock Option Plan (1997 Plan) provides for the issuance of options to purchase 2,500 shares of common stock to each non-employee director of the Company on the date of each annual meeting of shareholders, up to an aggregate of 60,000 shares, at the fair market value of the common stock on the date of grant. 33% of the options are exercisable on the first day of the calendar year following the annual meeting of shareholders, 33% on the first day of the second year; and 34% on the first day of the third year. Generally options expire ten years after the option grant date or three months after termination of service as a director, which ever is earlier.

       A summary of stock option transactions follows:

                                                         1997 Plan
                                                    --------------------
                                                 Number     Weighted-average
                                                of shares    exercise price
                                                ---------    --------------
       Outstanding, February 28, 1997                   -      $     -

       Granted                                     15,000         6.97
                                                   ------
       Outstanding, February 28, 1998              15,000      $  6.97
                                                   ======

                                                           (Continued)

       The Company has an Employee Stock Purchase Plan which offers eligible employees options to purchase common stock of the Company at a purchase price of 85% of the lesser of the average market value of the common stock on the date of grant or on the exercise date. The exercise date is the last business day of the twenty-fifth month following the date of grant. Payment for the shares is made through payroll deductions over a two-year period. The maximum number of shares that may be issued under this Plan, as amended, is 140,000.

       A summary of employee stock purchase transactions follows:

                                                   Number     Weighted-average
                                                 of shares     exercise price
                                                 ---------     --------------
           Outstanding, February 28, 1995         13,283          $  7.44

           Canceled                               (4,839)           (7.44)
                                                  ------
           Outstanding, February 29, 1996          8,444             7.44

           Exercised                              (8,269)           (6.80)
           Granted                                 6,049             5.74
           Canceled                                 (175)           (6.80)
                                                  ------
           Outstanding, February 28, 1997          6,049             5.75

           Canceled                               (2,677)           (5.75)
                                                  ------
           Outstanding, February 28, 1998          3,372          $  5.75
                                                  ======

       The Company applies APB Opinion No. 25 and related interpretations in accounting for stock option plans. Accordingly, no compensation cost has been recognized. The Company's net earnings (loss) and net earnings
       (loss) per share would have increased to the following pro forma amounts had compensation cost been recorded for the stock option and stock purchase plans based on the fair value at the grant dates for awards, as well as the January 1997 repricing of the outstanding stock options:

                                           1998         1997          1996
                                           ----         ----          ----
         Net earnings (loss):
             As reported               $ 2,870,201   (3,085,736)   (1,776,791)
             Pro forma                 $ 2,830,093   (3,119,570)   (1,810,625)

         Basic net earnings (loss) per
             share:
                As reported            $      2.38        (2.56)        (1.48)
                Pro forma              $      2.34        (2.59)        (1.51)


                                                           (Continued)

                                           1998         1997          1996
                                           ----         ----          ----
         Diluted net earnings (loss)
             per share:
                As reported            $      2.34        (2.56)        (1.48)
                Pro forma              $      2.30        (2.59)        (1.51)


       The per share weighted average fair value of stock options granted during fiscal 1998, 1997 and 1996 was $3.37, $3.36 and $3.43 respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 1998, 1997 and 1996, respectively: expected volatility of 27%, 15% and 20%; risk-free interest rates of 6.66%, 6.41% and 6.33%; expected lives of 10.0, 7.1 and 10.0 years; and no dividend yields.

       Pro forma net income reflects only options granted in fiscal 1998, 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings (loss) amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to March 1, 1995 is not considered.

(13)   Financial Instruments

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

       It is not practicable to estimate the fair value of the Company's Industrial Development Revenue Bonds of $1,200,000 and $1,700,000 as of February 28, 1998 and 1997, respectively. The fair value of such bonds would be based upon the rates an Industrial Development Agency would charge the Company to finance the construction and/or equipping of a new manufacturing facility. Such rates are not readily determinable, without incurring excessive cost. However, because the carrying value of the bonds are based upon a rate that fluctuates with a U.S. Treasury rate, management is of the opinion that the difference between the carrying value and fair value would not be material.

(14)   Royalties

       The Office of the Chief Scientist (OCS) of the Ministry of Commerce and Industry in Israel has approved grants to GMIC and GMIL for research and development projects, which resulted in the manufacturing of products for sale.

                                                           (Continued)

       For such projects which are commercially successful, the OCS is to be paid royalties of 2% of gross annual sales, up to the amount of the grant received. In fiscal 1998, GMIC and GMIL paid royalties of $117,739 to the OCS.

       The Israel - United Bi-national Industrial Research & Development Foundation (BIRD) approved grants for research and development projects, which resulted in the manufacturing of products for sale. The Company is required to pay royalties to BIRD up to a maximum of 150% of the grant received from the sale of such products. In fiscal 1998, the Company paid royalties of approximately $99,000 to BIRD.

(15)   Business and Credit Concentrations

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

       (a) Foreign and Domestic Operations and Export Sales

           Net sales to customers by geographic area are as follows:

                                             Year ended February 28 or 29,
                                             -----------------------------
                                           1998          1997          1996
                                           ----          ----          ----
           United States              $ 14,122,235    13,213,276    13,047,519
           Other Western Hemisphere        197,887        96,664        55,638
           Europe                        2,459,366     2,719,076     2,473,485
           Asia                          4,316,637     3,675,478     1,476,305
           Other                           221,457       356,394       374,663
                                        ----------    ----------    ----------
                                      $ 21,317,582    20,060,888    17,427,610
                                        ==========    ==========    ==========

           Information concerning foreign and domestic continuing operations for fiscal 1998, 1997 and 1996 is as follows:

                                             1998         1997        1996
                                             ----         ----        ----
           Net sales:
            United States               $ 17,416,718   17,019,006   14,935,708
            Israel                         6,207,651    6,671,661    3,732,718
            Transfers between geographic
              areas (eliminated in
              consolidation)              (2,306,787)  (3,629,779)  (1,240,816)
                                          ----------   ----------   ----------
                                        $ 21,317,582   20,060,888   17,427,610
                                          ==========   ==========   ==========

                                                           (Continued)

       (a), Continued

                                              1998         1997         1996
                                              ----         ----         ----
            Operating earnings (loss):
               United States            $  1,401,591     (234,641)    (744,942)
               Israel                        445,926      684,211     (435,490)
                                          ----------   ----------   ----------
                                        $  1,847,517      449,570   (1,180,432)
                                          ==========   ==========   ==========

            Identifiable assets of
               continuing operations:
               United States              15,953,247   13,525,361   14,058,281
               Israel                      4,069,963    4,788,497    3,773,171
                                          ----------   ----------   ----------
                                        $ 20,023,210   18,313,858   17,831,452
                                          ==========   ==========   ==========

       In determining operating earnings (loss) for each geographic area, sales and purchases between areas have been accounted for on the basis of internal prices set by the Company. Identifiable assets are those tangible and intangible assets used in operations in each geographic area. Identifiable assets of the Israeli operations include trade accounts receivable from GMC of $201,476, $603,125 and $116,464 as of February 28, 1998 and 1997 and February 29, 1996, respectively.

       (b) Credit Concentrations

       During fiscal 1998, 1997 and 1996, after giving effect to discontinued operations, one customer represented 16%, 26% and 10% of net sales, respectively, of the Company. In addition, the Company had six and five customers with individual balances in excess of 5% of accounts receivable, which aggregated approximately $2,758,000 and $2,200,000, at February 28, 1998 and 1997, respectively.

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


                                                           (Continued)

(16)   Unaudited Quarterly Financial Information

       The following is a summary of quarterly operating results for fiscal 1998 and 1997 (in thousands, except per share amounts):

                                                          1998
                                            ----------------------------------
                                             First   Second    Third   Fourth
                                            quarter  quarter  quarter  quarter
                                            -------  -------  -------  -------
       Net sales                          $  4,987    5,488    4,623    6,220
       Gross profit                          1,768    1,876    1,550    2,553
       Net earnings:
             Continuing operations             168      317      218    1,214
             Discontinued operations             -      953        -        -
                                             -----    -----    -----    -----
                     Total                $    168    1,270      218    1,214
                                             =====    =====    =====    =====
       Basic net earnings per share:
             Continuing operations             .14      .26      .18     1.00
             Discontinued operations             -      .79        -        -
                                             -----    -----    -----    -----
                     Total                $    .14     1.05      .18     1.00
                                             =====    =====    =====    =====
       Diluted net earnings per share:
             Continuing operations             .14      .26      .17      .98
             Discontinued operations             -      .78        -        -
                                             -----    -----    -----    -----
                     Total                $    .14     1.04      .17      .98
                                             =====    =====    =====    =====

                                                           1997
                                            ----------------------------------
                                             First   Second    Third   Fourth
                                            quarter  quarter  quarter  quarter
                                            -------  -------  -------  -------
       Net sales                          $  4,288    4,875    4,868    6,030
       Gross profit                          1,553    1,322    1,321    2,138
       Net earnings (loss):
             Continuing operations              50     (254)    (191)     597
             Discontinued operations             5     (435)    (196)  (2,661)
                                             -----    -----    -----    -----
                     Total                $     55     (689)    (387)  (2,064)
                                             =====    =====    =====    =====
       Basic and diluted net earnings
           (loss) per share:
                 Continuing operations         .04     (.21)    (.16)     .50
                 Discontinued operations       .01     (.36)    (.16)   (2.21)
                                             -----    -----    -----    -----
                     Total                $    .05     (.57)    (.32)   (1.71)
                                             =====    =====    =====    =====

                                                           (Continued)

       Earnings per share calculations for each of the quarters are based on weighted average number of shares outstanding in each period, therefore, the sum of the quarters does not necessarily equal the years' earnings
       (loss) per share.

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


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          ---------------------------------------------------------------

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

                                  PART IV
                                  -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
          -----------------------------------------------------------------

     (a)   The following documents are filed as part of this report:

           1.  Financial Statements                               Page

               .  Independent Auditors' Reports                  86 - 87

               .  Consolidated Balance Sheets - February           22
                  28, 1998 and February 28, 1997

               .  Consolidated Statements of Operations            23
                  years ended February 28, 1998, February
                  28, 1997 and February 29, 1996

               .  Consolidated Statements of Stockholders'         24
                  Equity - years ended February 28, 1998,
                  February 28, 1997 and February 29, 1996

               .  Consolidated Statements of Cash Flows -          25
                  years ended February 28, 1998, February
                  28, 1997 and February 29, 1996

               .  Notes to Consolidated Financial Statements     26 - 45


           2.  Financial Statement Schedules

               The following consolidated financial statement
               schedule is filed as part of this report:

                                                                  Page

                II  -  Valuation and Qualifying Accounts           51



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

                         Exhibit No.
                         -----------
                           3(ii)   By-laws of General Microwave
                                   Corporation.

                          10(f)    Consulting Agreement dated as of
                                   March 1, 1998 between General
                                   Microwave Corporation and Sherman
                                   Rinkel.

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

                 10(e) General Microwave Corporation 1997 Non-Employee Director Stock Option Plan -
                         Incorporated by reference to Proxy Statement dated May 29, 1997, filed June 6, 1997.

                 10(f) Consulting Agreement dated as of March 1, 1998 between General Microwave Corporation and Sherman Rinkel.

                                SIGNATURES
                                      ----------
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             GENERAL MICROWAVE CORPORATION


                                             By: s/Mitchell Tuckman
                                                ---------------------------
                                                Mitchell Tuckman, President
                                                and Chief Executive Officer

                                             Date:  May 26, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

    Signatures                      Title                           Date
    ----------                      -----                           ----

By: s/Mitchell Tuckman       President, Chief Executive         May 26, 1998
   ----------------------    Officer and Director (Prin-
    Mitchell Tuckman         cipal Executive Officer)

By: s/Arnold H. Levine       Vice President-Finance,            May 26, 1998
   ----------------------    Treasurer, Chief Financial
    Arnold H. Levine         Officer and Director (Principal
                             Financial and Accounting Officer)

By: s/Sherman A. Rinkel      Director                           May 26, 1998
   ----------------------
    Sherman A. Rinkel

By: s/Moe Wind               Director                           May 26, 1998
   ----------------------
    Moe Wind

By: s/Stanley Simon          Director                           May 26, 1998
   ----------------------
    Stanley Simon

By: s/Edmond D. Franco       Director                           May 26, 1998
   ----------------------
    Edmond D. Franco

By: s/Michael I. Stolzar     Director                           May 26, 1998
   ----------------------
    Michael I. Stolzar

By: s/Michael D. Magidson    Director                           May 26, 1998
   ----------------------
    Michael D. Magidson

By: s/Rozalie Schachter      Director                           May 26, 1998
   ----------------------
    Rozalie Schachter

                                                                Schedule II

                       GENERAL MICROWAVE CORPORATION
                             AND SUBSIDIARIES
                     VALUATION AND QUALIFYING ACCOUNTS
                 THREE YEAR PERIOD ENDED FEBRUARY 28, 1998


INVENTORY
---------
                                   Additions
                     Balance at    charged to                    Balance at
                     beginning     costs and                     end of
Year Ended           of period     expenses      Deductions      period
----------           ---------     ----------    ----------      ----------
Inventory
February 28, 1998    $ 890,000        ---          161,000        729,000

Inventory
February 28, 1997    $ 825,000       65,000          ---          890,000

Inventory
February 29, 1996    $ 887,000      438,000        500,000        825,000



ACCOUNTS RECEIVABLE
-------------------
                                   Additions
                     Balance at    charged to                    Balance at
                     beginning     costs and                     end of
Year Ended           of period     expenses      Deductions      period
----------           ---------     ----------    ----------      ----------
Accounts
Receivable
February 28, 1998    $  27,200       18,500          ---           45,700

Accounts
Receivable
February 28, 1997    $  25,700        1,500          ---           27,200

Accounts
Receivable
February 29, 1996    $  40,000        ---           14,300         25,700

                               EXHIBIT INDEX
                               -------------
                                                                  Page Number
                                                                  in Sequential
Exhibit No.                                                       Numbering
-----------                                                       -------------

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

    3(ii)        By-laws of General Microwave Corporation.          58 - 79


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


________
Incorporated by reference

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

________
Incorporated by reference

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

   10(a)(25)     Amendment and Waiver of Reimbursement                 *
                 Agreement dated January 10, 1997 between
                 Fleet Bank, N.A. and General Microwave
                 Corporation - Incorporated by reference
                 to Annual Report on Form 10-K for fiscal year ended February 28, 1997, filed May 29,
                 1997.

   10(a)(26)     Amendment and Waiver of Reimbursement                 *
                 Agreement dated May 20, 1997 between
                 Fleet Bank, N.A. and General Microwave
                 Corporation - Incorporated by reference
                 to Annual Report on Form 10-K for fiscal
                 Year ended February 28, 1997, filed May
                 29, 1997.

   10(c)         1990 Stock Option Plan, As Amended -                  *
                 Incorporated by reference to Quarterly
                 Report on Form 10-Q for the quarter ended
                 November 30, 1996, filed January 14, 1997.

________
Incorporated by reference

   10(d)         General Microwave Corporation Executive               *
                 Incentive Bonus Plan adopted May 28, 1996 -
                 Incorporated by reference to Annual Report on Form 10-K for fiscal year ended February
                 29, 1996, filed May 29, 1996.

   10(e)         General Microwave Corporation 1997 Non-               *
                 Employee Director Stock Option Plan -
                 Incorporated by reference to Proxy State-ment dated May 29, 1997, filed June 6, 1997.

   10(f)         Consulting Agreement dated as of March 1,          80 - 84
                 1998 between General Microwave Corporation and Sherman Rinkel.

   11            Not applicable.

   12            Not applicable.

   13            Not applicable.

   16            Not applicable.

   18            Not applicable.

   19            Not applicable.

   22            Subsidiaries of the Registrant.                       85

   23            Independent Auditors' Consents.                    86 - 87

   24            Not applicable.

   25            Not applicable.

   27            Financial Data Schedule (filed with                   88
                 electronically filed copy only)

   28            Not applicable.

   99            Not applicable.


____________
*  Incorporated by reference

                                                     EFF. 1/12/98
                          Exhibit 3(ii)
                          -------------
                             BY-LAWS
                             -------
                  GENERAL MICROWAVE CORPORATION
                  -----------------------------

                            ARTICLE I

                         Office and Seal
                         ---------------
           Section 1.    The principal office of the corporation
           ----------
in the State of New York shall be located in the Town of Babylon,

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

          Section 7.     The Board of Directors may fix a day not
          ----------
more than fifty days prior to the date of the holding of any meeting of stockholders as the day as of which stockholders

entitled to notice of, and to vote at, such meeting shall be determined, and all persons who are holders of record of voting stock on such day, and no others, shall be entitled to notice of and to vote at, such meeting.

          Section 8.
          ----------
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

          14a-8 under the Exchange Act.


                           ARTICLE III

                            Directors
                            ---------
          Section 1.     The property and affairs of the
          ----------
Corporation shall be managed and controlled by its Board of

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

          Section 2.     The Board of Directors of the Corporation
          ----------
shall consist of nine (9) directors.

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

          Section 2.     The vice-president shall be vested with
          ----------
all powers and shall perform all the duties of the president during his absence or inability to act, and whenever the office of

president shall be vacant, unless or until the directors shall otherwise determine, he shall have such other duties as shall be prescribed by the directors.  If there is more than one vice-

president, then the duties of the vice-president shall be deemed to apply to the first vice-president, and if he is absent or unable to act, then to the second vice-president, and so on in order.

          Section 3.     The secretary shall attend all meetings of
          ----------
the directors and stockholders when so requested and act as clerk thereof and record all votes and minutes of all proceedings in a book to be kept for that purpose.  He shall perform like duties for all committees when required.  He shall give or cause to be given,

notice of all meetings of stockholders and directors and all other notices required by law or by these by-laws, and in case of his absence or refusal or neglect so to do, any such notice may be given by any person thereunto directed by the president or by the directors or stockholders upon whose request the meeting is called,

as provided in these by-laws.

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

          Section 2.     If the position or office of any director,
          ----------
member of any committee, or officer becomes vacant, the directors in office may appoint any qualified person to fill such vacancy,

who shall hold office for the unexpired term and until his

successor shall be duly  chosen, provided, however, that in case of a vacancy in the Board of Directors, the stockholder may elect any qualified person to fill such vacancy, and the person so elected shall ipso facto take the place of the persons appointed by the
      ---- -----
board of directors.


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

          Section 3.     The corporation shall be entitled to treat
          ----------
the holder of record of any share or shares of stock as the holder in fact thereof, and accordingly shall not be bound to recognize any equitable or other claim to or interest in such shares on the part of any other person, whether or not it shall have express or other notice thereof, save as expressly provided by the laws of the State of New York.

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

Board of Directors.

          Section 3.     Whenever under the provisions of statute,
          ----------
of the certificate of incorporation or of these by-laws, notice is required to be given to any director, officer or stockholder, it shall be construed to mean personal notice, unless so stated, but such notice may, unless otherwise expressly provided, be given in writing by depositing the same in any United States post office or letter box, in a first class, postpaid sealed wrapper, properly addressed, or by delivering the same to a telegraph company for transmission by wire, the cost thereof being prepaid, addressed to such director, officer or stockholder, as the case may be, at his last known post office address.  The time when any notice shall be so mailed, or shall be so delivered to a telegraph company, shall be deemed to be the time of the giving of such notice.  Any

stockholder, director or officer of the corporation may at any time,

either before or after the event, waive in writing any notice required to be given under the provisions of any statute, or of the certificate of incorporation or of these by-laws, so far as is permitted by law. Stockholders not entitled to vote shall not be entitled to receive notice of any meeting unless otherwise provided by statute.

          Section 4.     The term Capital Stock, within the meaning
          ----------
of these By-laws, shall be deemed to refer to the total of Common

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

               (a)  That the indemnification would be inconsistent

with the law of the jurisdiction of incorporation of a foreign corporation which prohibits or otherwise limits such indemnifica-

tion;

               (b)  That the indemnification would be inconsistent

with a provision of the certificate of incorporation of the cor-

poration, these by-laws, a resolution of the Board of Directors of the corporation or of the stockholders, an agreement or other proper corporate action, in effect at the time of the accrual of the alleged cause of action asserted in threatened or pending action or proceeding in which the expenses were incurred or other amounts were paid, which prohibits or otherwise limits indemnification; or

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

                          Exhibit 10(f)
                           -------------
                       Consulting Agreement
                       --------------------
          Agreement dated as of March 1, 1998 between General
Microwave Corporation and Sherman Rinkel.

          The parties agree as follows:


1.        The Parties
          -----------
          (a) The parties to this agreement are General Microwave Corporation and Sherman Rinkel.

          (b) General Microwave Corporation is a New York corporation. It has an office at 5500 New Horizons Boulevard, Amityville, New York 11701. It is referred to below as the "Corporation".

          (c) Sherman Rinkel is an individual person. His address is 71 Northgate Circle, Melville, New York 11747. He is referred to below as "Mr. Rinkel".


2.        Mr. Rinkel's Position
          ---------------------
          Before the effective date of this agreement, Mr. Rinkel was the non-executive Chairman of the Board of Directors of the Corporation. Pursuant to this agreement and as of the date hereof, Mr. Rinkel shall be a part-time consultant to the Corporation; he shall also continue as the non-executive Chairman of the Board of Directors of the Corporation so long as he continues to be elected as a director of the Corporation by its shareholders.


3.        The Engagement
          --------------
          (a) The Corporation hereby continues the engagement of Mr. Rinkel as a part-time consultant to the Corporation, and Mr.
Rinkel accepts the engagement.

          (b) During the term of this agreement, Mr. Rinkel shall serve as a part-time consultant to the Corporation on all matters pertaining to its business. Mr. Rinkel shall make himself available for consultation with the officers of the Corporation at times reasonably and mutually convenient to the parties.

          (c) During the term of this agreement and for as long as he continues to be elected as a director of the Corporation by its shareholders and as Chairman of the Board of Directors by its Board of Directors, Mr. Rinkel shall serve as the non-executive Chairman of the Board of Directors of the Corporation.

4.        Compensation
          ------------
          (a) As full compensation for his services under this agreement (whether or not he continues to be elected as a director or as Chairman of the Board of Directors of the Corporation), the Corporation shall pay Mr. Rinkel during the term hereof at the rate of Sixty Thousand ($60,000.00) Dollars per year. This compensation shall be payable in equal monthly installments. So long as Mr. Rinkel continues to be a director of the Corporation, the compensation provided for hereunder shall be in lieu of fees paid to non-employee directors of the Corporation.

          (b) In addition, the Corporation shall reimburse Mr. Rinkel for authorized out-of-pocket expenses incurred by him in performing his duties under this agreement and provide him with an automobile comparable to the one provided to him prior to the date hereof.

          (c) This agreement shall not entitle Mr. Rinkel to receive any benefits made available by the Corporation to its employees or executives.


5.        Covenant Not to Compete
          -----------------------
          (a) Mr. Rinkel acknowledges that during the course of his employment with the Corporation and thereafter, he gained and continues to gain extensive knowledge concerning several aspects of the Corporation's business. In addition, Mr. Rinkel acknowledges that he gained and continues to gain information of a confidential and proprietary nature relating to the Corporation and its business.

          (b) In consideration of the payments provided for herein, Mr. Rinkel shall be bound by the covenants set forth herein.

          (c) During the term of this agreement, Mr. Rinkel shall not do any of the following:

               (i) Mr. Rinkel shall not conduct any business involving the manufacture or sale of any product manufactured or sold by the Corporation or any of its subsidiaries during his employment or engagement as a consultant by the Corporation.

              (ii) Mr. Rinkel shall not directly or indirectly render any services of any nature, including advisory services, to any manufacturer or seller of any product manufactured or sold by the Corporation or any of its subsidiaries at any time during his employment or engagement as a consultant by the Corporation.

             (iii) Mr. Rinkel shall not invest in, solicit others to invest in or otherwise render financial assistance to any manufacturer or seller of any product manufactured or sold by the Corporation or any of its subsidiaries during his employment or engagement as a consultant by the Corporation.

          (d) During the term of this agreement and for two years thereafter, Mr. Rinkel shall not do any of the following:

               (i) Mr. Rinkel shall not disclose any information reasonably known to him to be proprietary or confidential information belonging to the Corporation or any of its subsidiaries.

              (ii) Mr. Rinkel shall not hire or solicit the employment of any person who was employed by the Corporation at any time during the calendar year preceding the hiring or solicitation.

          (e)  The prohibitions set forth in subsections (c) and
(d) shall apply to the acts of Mr. Rinkel individually or the acts of Mr. Rinkel through any corporation, partnership or other entity with which he may be associated. Mr. Rinkel shall be deemed to be associated with any entity of which he is an officer, director, consultant, agent, employee, stockholder or partner.

          (f)  (i)  The prohibitions set forth in subsections (c),
(d) and (e) shall not apply to actions taken at the request, or with the consent or for the benefit of the Corporation.

              (ii)  The prohibitions set forth in subsections (c),
(d) and (e) shall not prohibit Mr. Rinkel from owning publicly traded investment securities in any corporation if he owns no more than five (5%) percent of the total outstanding securities of any class of that corporation or no more than five (5%) percent of the total voting securities of that corporation.

          (g) The Corporation and Mr. Rinkel are parties to an Employee Patent Agreement dated February 4, 1963. The agreement is referred to below as the "Patent Agreement". Although Mr. Rinkel shall no longer be an employee of the Corporation, his obligations under the Patent Agreement shall continue as if he were an employee of the Corporation during the term of this agreement.

          (h) Mr. Rinkel acknowledges that the rights of the Corporation under this agreement are of a specialized and unique character and that a breach, or threatened breach of this agreement by Mr. Rinkel, will cause the Corporation irreparable injury and damage which cannot be reasonably or adequately compensated in damages or in action at law. In the event of a violation of the terms of this agreement, the Corporation shall, in addition to any other relief, be entitled to injunctive relief in any court of competent jurisdiction.

          (i) The failure of either party to require performance by the other party of any provision of this agreement shall in no way affect the right of that party to enforce that provision at any other time, nor shall it affect the party's right to enforce any other provision of this agreement. The waiver by any party of a breach of any provision of this agreement shall not be taken or held to be a waiver of any subsequent breach of the provision or as a waiver of the provision itself.

          (j) If it is determined that any provision of this agreement is too broad or otherwise unenforceable for any reason, Mr. Rinkel expressly agrees that any court of competent jurisdiction may narrow the terms of the provision so as to render them enforceable according to their intent and purpose.


6.        Term
          ----
          (a) The term of this agreement shall continue until February 29, 2000.

          (b) This agreement shall terminate automatically upon the death of Mr. Rinkel, and the Corporation shall not be required to pay Mr. Rinkel or his estate any amounts payable to him which accrue after that date.

          (c) This agreement shall also terminate if Mr. Rinkel is unable to perform the services required of him by this agreement for any period exceeding or aggregating 40 days during any 160 day period for any reason not caused by the Corporation.


7.        Choice of Law
          -------------
          This agreement shall be governed by and construed in accordance with the laws of the State of New York.


8.        Notices
          -------
          Notices given under this agreement shall be valid only if in writing and properly mailed. A notice shall be properly mailed if postage is prepaid, and if the notice is properly addressed. A notice to a party shall be properly addressed only if addressed to the address of the party set forth on page 1 or to any other address as the party may designate by giving notice to the other party.

          To signify his agreement to the foregoing, Sherman Rinkel has executed this agreement.


          To signify its agreement to the foregoing, General
Microwave Corporation has caused this agreement to be executed and attested to by its duly authorized officers.



                                   s/ SHERMAN RINKEL
                                   ---------------------------
                                   Sherman Rinkel



Attest:
                                   General Microwave Corporation


s/ ARNOLD H. LEVINE                By:s/ MITCHELL TUCKMAN
-------------------------          ---------------------------
Arnold H. Levine                      Mitchell Tuckman, President

                            Exhibit 22
                            ----------

                  Subsidiaries of the Registrant
                  ------------------------------


                                            State or Other
                                            Jurisdiction of     Percentage
         Name of Subsidiary                 Incorporation       of Ownership
         ------------------                 ---------------     ------------

General Microwave Foreign Sales Corporation    Guam                100%

General Microcircuits Corporation              Delaware             97%

Micro-El Patent Corporation                    Delaware            100%

General Microwave Israel Corporation           Delaware            100%

General Microwave Israel (1987) Limited        Israel              100%

GMC Associates, Inc.                           New York            100%
(formerly known as Math Associates, Inc.)



         General Microwave Export Corporation and General Microwave Foreign Sales Corporation do business under their own names or the name General Microwave. Micro-El Patent Corporation, General Microwave Israel Corporation, General Microcircuits Corporation, General Microwave Israel (1987) Limited and GMC Associates, Inc. do business under their own names.

                                Exhibit 23
                                ----------

                       Independent Auditors' Consent
                       -----------------------------



The Stockholders and Board of Directors
General Microwave Corporation:


          We consent to the incorporation by reference in the Registration Statements (Nos. 33-15327, 333-08541, 33-35631, 33-81176 and 333-31661) on
Form S-8 of General Microwave Corporation and subsidiaries of our report dated May 11, 1998, which is based partially upon the report of other auditors, relating to the consolidated balance sheets of General Microwave Corporation and subsidiaries as of February 28, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows and related schedule for each of the years in the three-year period ended
February 28, 1998, which report appears in the February 28, 1998 annual report on Form 10-K of General Microwave Corporation and subsidiaries.



                                                     KPMG PEAT MARWICK LLP
Jericho, New York
May 27, 1998

                                Exhibit 23
                                ----------

                       Independent Auditors' Consent
                       -----------------------------





          We consent to the incorporation by reference in the Registration Statements Nos. 33-15327, 333-08541, 33-35631, 33-81176 and 333-31661 of our
report dated May 11, 1998 (relating to the financial statements of General Microwave (Israel) Corporation and Subsidiary not included herein) appearing in this annual report on Form 10-K of General Microwave Corporation and Subsidiaries for the year ended February 28, 1998.



                                                     IGAL BRIGHTMAN & CO.


May 11, 1998
Jerusalem, Israel

                                Exhibit 27
                                ----------

                      GENERAL MICROWAVE CORPORATION
                            AND SUBSIDIARIES
                         FINANCIAL DATA SCHEDULE
                             Page 88 of 88.