Form 10-Q
period 1998-05-30
GENERAL MICROWAVE CORP
filed 1998-07-08
CIK 40703

Exhibit Index on Page 15
                                                                      ----
                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D. C. 20549

                             FORM 10-Q

(Mark One)

[XX]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      May 30, 1998
                               ---------------------------------------------
                                    or

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

     As of June 26, 1998, there were 1,210,903 shares of common stock outstanding.

                  PART I  -  FINANCIAL INFORMATION


Item l.  Financial Statements.
-------  ---------------------

                      GENERAL MICROWAVE CORPORATION

                            AND SUBSIDIARIES

                    CONSOLIDATED FINANCIAL STATEMENTS

                               (Unaudited)

                               MAY 30, 1998

       BALANCE SHEET ASSETS

               GENERAL MICROWAVE CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                                A S S E T S



                                              May 30, 1998    February 28, 1998
                                               (Unaudited)
                                             --------------   -----------------
Current assets:

  Cash and cash equivalents                   $  3,325,670     $  3,275,497
  Restricted cash                                  320,000          200,000
  Accounts receivable, net of allowance for
    doubtful accounts                            3,996,865        4,440,355
  Current assets of discontinued operations          9,789           13,942
  Inventories                                    4,678,743        4,440,889
  Prepaid expenses and other current assets        319,778          287,437
  Deferred income taxes, net                       794,083          794,083
                                              -------------    -------------
      Total current assets                      13,444,928       13,452,203


  Property, plant and equipment, net             5,698,559        5,714,943
  Debt issuance costs, net                          30,412           35,629
  Costs in excess of fair value of net
     assets acquired, net                          585,273          604,173
  Other intangible assets, net                     134,186          137,686
  Other assets                                      73,069           92,518
                                              -------------    -------------
                                              $ 19,966,427     $ 20,037,152
                                              =============    =============

See accompanying notes to consolidated financial statements.

       BALANCE SHEET LIABILITIES AND STOCKHODERS' EQUITY

                GENERAL MICROWAVE CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                              May 30, 1998     February 28, 1998
                                               (Unaudited)
                                             --------------    -----------------

Current liabilities:

  Current installments of long-term debt      $    637,500       $    675,000
  Short-term borrowing                                -               230,319
  Accounts payable                                 808,002            656,387
  Customer advance payments                           -               314,474
  Current liabilities of discontinued
    operations                                     165,225            205,363
  Accrued payroll and other employee benefits      805,284            816,487
  Accrued expenses and other current
    liabilities                                  1,167,038          1,072,426
  Accrued commissions                              174,671            189,595
                                              -------------      -------------
          Total current liabilities              3,757,720          4,160,051
                                              -------------      -------------

  Long term debt, less current installments        693,680            806,250
  Deferred income taxes                            589,995            589,995
  Minority interest                                 43,249             40,645

Stockholders' equity:
  Preferred stock, $.01 par value;
    1,000,000 shares authorized and unissued          -                  -
  Common stock, $.01 par value; 5,000,000
    shares authorized; issued 1,678,011 at
    May 30, 1998 and 1,677,761 at
    February 28, 1998                               16,780             16,778
  Additional paid-in capital                     9,631,746          9,630,499
  Retained earnings                              8,421,906          7,981,583
                                              -------------      -------------
                                                18,070,432         17,628,860
Less: treasury stock, at cost                    3,188,649          3,188,649
                                              -------------      -------------
                                                14,881,783         14,440,211
                                              -------------      -------------
                                              $ 19,966,427       $ 20,037,152
                                              =============      =============

See accompanying notes to consolidated financial statements.

       STATEMENT OF OPERATIONS
                GENERAL MICROWAVE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                           FOR THE QUARTER ENDED
                                      May 30, 1998        May 31, 1997
                                      ------------        ------------
                                                (Unaudited)
Net sales                             $ 5,926,692         $ 4,987,128
                                      ------------        ------------
Costs and expenses:
  Cost of sales                         3,759,110           3,219,545
  Selling                                 536,670             623,599
  General and administrative              923,208             811,373
  Research and development                 93,281             113,401
                                      ------------        ------------
                                        5,312,269           4,767,918
                                      ------------        ------------

Operating earnings                        614,423             219,210
                                      ------------        ------------

Other expenses (income):
  Interest expense                         17,023              43,322
  Dividend and interest income            (49,569)            (22,238)
  Other                                    16,646              12,339
                                      ------------        ------------
                                          (15,900)             33,423
                                      ------------        ------------

Earnings before provision for
  income taxes                            630,323             185,787
Provision for income taxes                190,000              18,000
                                      ------------        ------------
Net earnings                          $   440,323         $   167,787
                                      ============        ============

Basic net earnings per share          $      0.36         $      0.14
                                      ============        ============

Diluted net earnings per share        $      0.36         $      0.14
                                      ============        ============

Weighted average number of
  common shares outstanding-Basic       1,210,670           1,205,659

Weighted average number of
  common shares outstanding-Diluted     1,236,298           1,205,659

See accompanying notes to consolidated financial statements.

       STATEMENT OF CASH FLOWS

                   GENERAL MICROWAVE CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            FOR THE QUARTER ENDED
                                                        May 30, 1998      May 31, 1997
                                                        ------------      ------------
                                                                  (Unaudited)
Cash flows from operating activities:
  Net earnings from continuing operations               $   440,323       $   167,787
  Adjustments to reconcile net earnings
    to net cash provided by operating activities:
      Depreciation and amortization                         197,719           201,877
      Minority interest in earnings of
        consolidated subsidiary                               2,604               645
      Changes in assets and liabilities:
        Accounts receivable, net                            443,490           345,443
        Inventories                                        (237,854)          155,451
        Prepaid expenses and other current assets           (32,341)         (151,028)
        Accounts payable and accrued liabilities            220,100          (249,067)
        Customer advance payments                          (314,474)             -
        Other,net                                            19,449            27,761
                                                        ------------      ------------
          Net cash provided by operating activities         739,016           498,869
                                                        ------------      ------------

Net cash provided by (used in) discontinued operations      (35,985)            3,497
                                                        ------------      ------------
Cash flows from investing activities:
  Purchase of property, plant & equipment                  (153,719)          (98,098)
                                                        ------------      ------------
          Net cash used in investing activities            (153,719)          (98,098)
                                                        ------------      ------------
Cash flows from financing activities:
  Principal payments on long-term debt                     (150,070)          (52,806)
  Net proceeds from (payments on) short-term borrowings    (230,319)         (324,944)
  Proceeds from exercise of stock options                     1,250              -
                                                        ------------      ------------
          Net cash used in financing activities            (379,139)         (377,750)
                                                        ------------      ------------

Net increase in cash                                        170,173            26,518
Cash at beginning of the period                           3,475,497         1,945,362
                                                        ------------      ------------
Cash at end of the period                               $ 3,645,670       $ 1,971,880
                                                        ============      ============
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
  Interest                                                   16,953            43,646
  Income Taxes                                               66,016             9,399

See accompanying notes to consolidated financial statements.

          GENERAL MICROWAVE CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           May 30, 1998

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

NOTE 2: The accompanying consolidated condensed financial statements have not been audited, but in the opinion of management, have been prepared in conformity with generally accepted accounting principles applying certain judgements and estimates which include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information. Operating results for any interim period are not necessarily indicative of the results for an entire year.

NOTE 3: Inventories on hand at:

                                 May 30, 1998    February 28, 1998
                                 ------------    -----------------
        Raw materials            $ 2,169,511       $ 2,106,835
        Work in process            2,229,823         2,484,041
        Finished goods               496,411           421,619
                                 ------------      ------------
                                   4,895,745         5,012,495

        Less progress billings
        and customer advances       (217,002)         (571,606)
                                 ------------      ------------
                                 $ 4,678,743       $ 4,440,889
                                 ============      ============

        Inventories are valued at the lower of cost or market on a first-in, first-out basis.

NOTE 4: Accumulated depreciation and amortization of property, plant and equipment was $8,664,543 at May 30, 1998 and $8,494,439 at February 28, 1998.

NOTE 5: Reclassifications are made whenever necessary to conform with the current year's presentation.

NOTE 6: On June 23, 1998 the Shareholders approved an amendment to the Company's 1990 Stock Option Plan increasing the number of shares of the Company's common stock that may be issued pursuant to the plan by 50,000 to 175,000 shares.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

Results of Operations
---------------------

For the Quarter Ended May 30, 1998 compared with the Quarter Ended May 31,
--------------------------------------------------------------------------
1997.
-----

In the first quarter of fiscal 1999, the Company had net earnings of $440,323 or $.36 basic and diluted net earnings per share, compared to the first quarter of fiscal 1998 which had net earnings of $167,787 or $.14 basic and diluted net earnings per share. Sales of $5,926,692 increased by $939,564 (18.8%) from the comparable quarter last year primarily due to improved industry conditions. The increase in sales and improvement in earnings was principally at the Company's Amityville, New York operation.

Cost of sales, as a percentage of sales, decreased during the current quarter to 63.4% from 64.6% during the comparable quarter of last year. Management attributes this improvement to a better product mix and production efficiencies. Selling expenses decreased as a percentage of sales in the current fiscal quarter to 9.0% from 12.5% in the comparable quarter of last year, principally due to lower commissions payable related to the customer mix in the first quarter of fiscal 1999. General and administrative expenses decreased as a percentage of sales in the current fiscal quarter, to 15.6% from 16.3% in the comparable quarter of last year.

The provision for income taxes for the quarter ended May 30, 1998, reflects an estimated annual effective tax rate of approximately 30.1%. This rate is less than the federal statutory rate of 34% principally due to a lower tax rate on the income generated by the Israeli operation offset slightly by the provision for state income taxes.

During the first quarter of fiscal 1999, sales orders booked were $5.9 million and the closing backlog was $13.8 million compared with $4.6 million and $16.6 million, respectively, for the first quarter of fiscal 1998. The closing backlog at fiscal year-end February 28, 1998 was $13.9 million.

Liquidity and Capital Resources
-------------------------------

May 30, 1998 compared with February 28, 1998
--------------------------------------------

At May 30, 1998, the Company's ratio of current assets to current liabilities was 3.6 to 1 compared to 3.2 at February 28, 1998.

During the first quarter of fiscal 1999, cash flows provided by continuing operations amounted to approximately $739,000 as compared to approximately $499,000 during the comparable period last year. Cash flows were used primarily to purchase capital equipment for $154,000 and repay short-term and long-term debt of the Israeli subsidiaries through cash flows generated by such subsidiaries of $379,000. Accounts receivable declined $443,000 due to high February 1998 sales compared to more level monthly first quarter fiscal 1999 sales. Inventories increased by approximately $238,000 due to a reduction in progress billing of $354,000 (see Note 3 to Consolidated Financial Statements). Customer advances were reduced by approximately $314,000. Accounts payable and accrued liabilities increased primarily due to tax accruals. The Company expects to spend up to $650,000 during the remainder of the year for capital equipment.

The agreements relating to the Company's 7-Day Demand Industrial Development Revenue Bonds contain several restrictive covenants. The Company must, among other things, maintain profitable operations, a minimum ratio of current assets to current liabilities, a minimum level of tangible net worth, as defined, and must not exceed a specified debt to equity ratio. The tangible net worth covenant limits the ability of the Company to pay cash dividends. As a result of such covenant, there is approximately $2,121,811 of unrestricted funds available for the payment of cash dividends as of May 30, 1998. Management anticipates using such funds to enhance future operations and does not anticipate cash dividends in the immediately foreseeable future. In addition, commencing April 1, 1996, the Company is required to make monthly sinking fund payments of $40,000 towards its annual bond payment. Such amount is reflected as restricted cash on the accompanying consolidated balance sheets.

The Company believes that its present resources, including available credit, are sufficient to meet its needs for the foreseeable future.

Year 2000 Conversion
--------------------

The Company is evaluating the risks and costs associated with the year 2000 conversion. Based on the Company's ongoing evaluation, management currently believes that the costs to achieve year 2000 compliance will not result in costs significantly in excess of historical and/or planned levels of capital expenditures. The Company intends to communicate with its customers, suppliers, financial institutions and others with which it does business to ensure that year 2000 issues will be resolved in a timely manner. If necessary modifications and conversions by those with which the Company does business are not completed timely, the year 2000 conversion issue may have a material adverse financial impact on the Company.

Recent Accounting Pronouncements
--------------------------------

The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131), SFAS No. 131 established standards to report information about operating segments and related discussions about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for the reporting periods beginning after December 15, 1997. This statement permits early application and requires restatement for all prior periods. The Company is currently evaluating the requirements of SFAS No. 131 and has not yet determined what impact this statement will have on information reported regarding industry segments.

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



                                   GENERAL MICROWAVE CORPORATION
                                   -----------------------------
                                            (Registrant)




Date: July 7, 1998                 By:S/Arnold H. Levine
                                   -----------------------------
                                   Arnold H. Levine, Vice
                                   President-Finance, Treasurer,
                                   Chief Financial Officer
                                   (Principal Financial and
                                   Chief Accounting Officer)

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