Form 10-Q
period 1998-08-29
GENERAL MICROWAVE CORP
filed 1998-10-13
CIK 40703

Exhibit Index on Page  18
								 ----
		      UNITED STATES
	    SECURITIES AND EXCHANGE COMMISSION
		 WASHINGTON, D. C. 20549

			FORM 10-Q

(Mark One)

[XX]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      August 29, 1998
			       ---------------------------------------------
				    or

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

			  [X] Yes   [ ] No

     As of September 25, 1998, there were 1,210,903 shares of common stock outstanding.

		  PART I  -  FINANCIAL INFORMATION


Item l.  Financial Statements.
-------  ---------------------

		      GENERAL MICROWAVE CORPORATION

			    AND SUBSIDIARIES

		    CONSOLIDATED FINANCIAL STATEMENTS

			       (Unaudited)

			     AUGUST 29, 1998

       BALANCE SHEET ASSETS

	       GENERAL MICROWAVE CORPORATION AND SUBSIDIARIES

			CONSOLIDATED BALANCE SHEETS

				A S S E T S



					    August 29, 1998   February 28, 1998
					      (Unaudited)
					    ---------------   -----------------
Current assets:

  Cash                                         $  4,687,847     $  3,278,574
  Restricted cash                                      -             200,000
  Accounts receivable, net of allowance for
    doubtful accounts                             3,493,281        4,451,220
  Inventories                                     5,005,991        4,440,889
  Prepaid expenses and other current assets         228,051          287,437
  Deferred income taxes, net                        794,083          794,083
					       -------------    -------------
      Total current assets                       14,209,253       13,452,203


  Property, plant and equipment, net              5,820,046        5,714,943
  Debt issuance costs, net                           25,195           35,629
  Costs in excess of fair value of net
     assets acquired, net                           566,373          604,173
  Other intangible assets, net                      130,686          137,686
  Other assets                                       53,620           92,518
					       -------------    -------------
					       $ 20,805,173     $ 20,037,152
					       =============    =============

See accompanying notes to consolidated financial statements.

       BALANCE SHEET LIABILITIES AND STOCKHOLDERS' EQUITY

		GENERAL MICROWAVE CORPORATION AND SUBSIDIARIES

			CONSOLIDATED BALANCE SHEETS

		     LIABILITIES AND STOCKHOLDERS' EQUITY


					    August 29, 1998   February 28, 1998
					      (Unaudited)
					    ---------------   -----------------
Current liabilities:
  Current installments of long-term debt     $     662,883      $     675,000
  Short-term borrowing                                -               230,319
  Accounts payable                                 875,025            656,387
  Customer advance payments                           -               314,474
  Accrued payroll and other employee benefits      785,129            816,487
  Accrued expenses and other current
    liabilities                                  1,285,411          1,277,789
  Income taxes payable                             295,104               -
  Accrued commissions                              224,675            189,595
					     --------------     --------------
	  Total current liabilities              4,128,227          4,160,051
					     --------------     --------------

Long term debt, less current installments          796,882            806,250
Deferred income taxes                              589,995            589,995
Minority interest                                   50,692             40,645

Stockholders' equity:
  Preferred stock, $.01 par value;
    1,000,000 shares authorized and unissued          -                  -
  Common stock, $.01 par value; 5,000,000
    shares authorized; issued 1,678,011 at
    August 29, 1998 and 1,677,761 at
    February 28, 1998                               16,780             16,778
  Additional paid-in capital                     9,631,746          9,630,499
  Retained earnings                              8,779,550          7,981,583
					     --------------     --------------
						18,428,076         17,628,860
Less: treasury stock, at cost                    3,188,699          3,188,649
					     --------------     --------------
						15,239,377         14,440,211
					     --------------     --------------
					     $  20,805,173      $  20,037,152
					     ==============     ==============

See accompanying notes to consolidated financial statements.

       STATEMENT OF OPERATIONS
		GENERAL MICROWAVE CORPORATION AND SUBSIDIARIES

		     CONSOLIDATED STATEMENTS OF OPERATIONS


				      FOR THE QUARTER ENDED               SIX MONTHS ENDED
				 August 29, 1998  August 30, 1997   August 29, 1998  August 30, 1997
				 ---------------  ---------------   ---------------  ---------------
					   (Unaudited)                       (Unaudited)
Net sales                           $ 5,909,234     $ 5,487,800       $ 11,835,926     $ 10,474,928
				    ------------    ------------      -------------    -------------
Costs and expenses:
  Cost of sales                       3,591,368       3,611,278          7,350,478        6,830,823
  Selling                               686,594         644,651          1,223,264        1,268,250
  General and administrative            921,369         767,545          1,844,577        1,578,918
  Research and development              161,400         100,430            254,681          213,831
				    ------------    ------------      -------------    -------------
				      5,360,731       5,123,904         10,673,000        9,891,822
				    ------------    ------------      -------------    -------------

Operating earnings                      548,503         363,896          1,162,926          583,106
				    ------------    ------------      -------------    -------------

Other expenses (income):
  Interest expense                       13,383          28,444             30,406           71,766
  Dividend and interest income          (45,169)        (23,914)           (94,738)         (46,152)
  Other                                  22,645          11,796             39,291           24,135
				    ------------    ------------      -------------    -------------
					 (9,141)         16,326            (25,041)          49,749
				    ------------    ------------      -------------    -------------

Earnings from continuing operations
  before provision for income taxes     557,644         347,570          1,187,967          533,357
Provision for income taxes              200,000          30,000            390,000           48,000
				    ------------    ------------      -------------    -------------
Net earnings from continuing
  operations                        $   357,644     $   317,570       $    797,967     $    485,357

Discontinued operations:
Gain on sales of assets of
  Math Associates, Inc.                    -            952,811               -             952,811
				    ------------    ------------      -------------    -------------
Net earnings                        $   357,644     $ 1,270,381       $    797,967     $  1,438,168
				    ============    ============      =============    =============

Basic net earnings per share:
  From continuing operations        $      0.30     $      0.26       $       0.66     $       0.40
  From discontinued operations              -              0.79                -               0.79
				    ------------    ------------      -------------    -------------
Basic net earnings per share        $      0.30     $      1.05       $       0.66     $       1.19
				    ============    ============      =============    =============
Diluted net earnings per share:
  From continuing operations        $      0.28     $      0.26       $       0.64     $       0.40
  From discontinued operations              -              0.78                -               0.78
				    ------------    ------------      -------------    -------------
Diluted net earnings per share      $      0.28     $      1.04       $       0.64     $       1.18
				    ============    ============      =============    =============

Weighted average number of common
  shares outstanding-Basic            1,210,904       1,205,893          1,210,787        1,205,776

Weighted average number of common
  shares outstanding-Diluted          1,258,480       1,228,224          1,247,389        1,216,942

See accompanying notes to consolidated financial statements.

       STATEMENT OF CASH FLOWS
		  GENERAL MICROWAVE CORPORATION AND SUBSIDIARIES

		       CONSOLIDATED STATEMENTS OF CASH FLOWS

							   FOR THE SIX MONTHS ENDED
						      August 29, 1998    August 30, 1997
						      ---------------    ---------------
								 (Unaudited)
Cash flows from operating activities:
  Net earnings from continuing operations              $    797,967       $    485,357
  Adjustments to reconcile net earnings
    to net cash provided by operating activities:
      Depreciation and amortization                         385,679            413,635
      Gain on disposal of equipment                            -                 1,394
      Minority interest in earnings of
	consolidated subsidiary                              10,047              6,864
      Changes in assets and liabilities:
	Accounts receivable, net                            947,074            147,965
	Inventories                                        (565,102)           211,535
	Prepaid expenses and other current assets            59,386             (5,737)
	Accounts payable and accrued liabilities            604,436           (331,596)
	Customer advance payments                          (314,474)              -
	Other, net                                           38,898             27,761
						       -------------      -------------
	  Net cash provided by operating activities       1,963,911            957,178
						       -------------      -------------

Net cash provided by (used in) discontinued operations      (65,408)           278,291
						       -------------      -------------
Cash flows from investing activities:
  Purchase of property, plant & equipment                  (435,549)          (230,082)
  Purchase of intangible assets                                -                (3,723)
						       -------------      -------------
	  Net cash used in investing activities            (435,549)          (233,805)
						       -------------      -------------
Cash flows from financing activities:
  Net payments on long-term debt                            (21,485)          (318,061)
  Net payments on short-term borrowings                    (230,319)          (451,871)
  Purchase of treasury stock                                    (50)              -
  Proceeds from exercise of stock options                     1,250              1,250
						       -------------      -------------
	  Net cash used in financing activities            (250,604)          (768,682)
						       -------------      -------------

Net increase in cash                                      1,212,350            232,982
Cash at beginning of the period                           3,475,497          1,945,362
						       -------------      -------------
Cash at end of the period                              $  4,687,847       $  2,178,344
						       =============      =============
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
  Interest                                                   30,889             75,982
  Income Taxes                                              149,008             16,547

See accompanying notes to consolidated financial statements.

	  GENERAL MICROWAVE CORPORATION AND SUBSIDIARIES

	    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			 August 29, 1998

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

NOTE 2: The accompanying consolidated financial statements have not been audited, but in the opinion of management, have been prepared in conformity with generally accepted accounting principles applying certain judgements and estimates which include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information. Operating results for any interim period are not necessarily indicative of the results for an entire year.

NOTE 3: Cash Equivalents

	For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. There were no cash equivalents at August 29, 1998 and February 28, 1998.

NOTE 4: Inventories on hand at:

				August 29, 1998   February 28, 1998
				---------------   -----------------
	Raw materials             $ 2,339,836       $ 2,106,835
	Work in process             2,352,500         2,484,041
	Finished goods                527,725           421,619
				  ------------      ------------
				    5,220,061         5,012,495

	Less progress billings
	and customer advances        (214,070)         (571,606)
				  ------------      ------------
				  $ 5,005,991       $ 4,440,889
				  ============      ============

	Inventories are valued at the lower of cost or market on a first-in, first-out basis.

NOTE 5: Accumulated depreciation and amortization of property, plant and equipment was $8,824,884 at August 29, 1998 and $8,494,439 at February 28, 1998.

NOTE 6: Reclassifications are made whenever necessary to conform with the current year's presentation. The remaining current assets and liabilities relating to the discontinued operations were deemed to be immaterial and are no longer separately presented on the accompanying consolidated balance sheets.

NOTE 7: On June 23, 1998 the Stockholders approved an amendment to the Company's 1990 Stock Option Plan increasing the number of shares of the Company's common stock that may be issued pursuant to the plan by 50,000 to 175,000 shares.

NOTE 8: On August 21, 1998, GMC entered into an agreement and plan of merger dated as of August 21, 1998 that contemplates the merger of GMC into a wholly-owned subsidiary of Herley Industries, Inc. of Lancaster, Pennsylvania for $18.00 per outstanding share of stock of GMC in cash and a three year warrant to purchase one share of common stock of Herley Industries, Inc. exercisable at $14.40 per share through January 11, 1999, and thereafter at $15.60 per share until expiration. Thirty percent of General Microwave Corporation's shareholders have signed irrevocable proxies agreeing to the merger of the two companies. The transaction is subject to the approval of the stockholders of GMC and customary closing conditions.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
	-----------------------------------------------------------
	AND RESULTS OF OPERATIONS
	-------------------------

Results of Operations
---------------------

For the Quarter Ended August 29, 1998 compared with the Quarter Ended
---------------------------------------------------------------------
August 30, 1997.
----------------

In the second quarter of fiscal 1999, net sales from continuing operations of $5,909,234 increased by $421,434 (7.7%) from the comparable quarter last year. In the second quarter of fiscal 1999, the Company had net earnings of $357,644 or $.30 basic net earnings per share and $.28 diluted net earnings per share. In the second quarter of fiscal 1998, the Company had net earnings from continuing operations of $317,570 or $.26 basic and diluted net earnings per share. Including a gain on the sale of assets of the discontinued operations of Math Associates, Inc. of $952,811 or $.79 basic net earnings per share, or $.78 diluted net earnings per share, total fiscal 1998 second quarter net earnings were $1,270,381 or $1.05 basic net earnings per share and $1.04 diluted net earnings per share. In the current quarter, sales and earnings increased from the prior year primarily at the Amityville facility. See discussion under six month comparison below.

Cost of sales, as a percentage of sales, decreased during the current quarter to 60.8% from 65.8% during the comparable quarter of last year. Management attributes this improvement to a better product mix and production efficiencies in the Amityville facility. General and administrative expenses increased as a percentage of sales in the current fiscal quarter, to 15.6% from 14.0% in the comparable quarter of last year, primarily due to accruals for the executive incentive bonus plan due to higher earnings levels and increased salaries and benefits for additional administrative support.

During the second quarter of fiscal 1999, sales orders booked were $8.9 million and the closing backlog was $16.9 million compared with $4.1 million and $14.7 million, respectively, for the second quarter of fiscal 1998.

For the Six Months Ended August 29, 1998 compared with the Six Months Ended
---------------------------------------------------------------------------
August 30, 1997.
----------------

During the first half of fiscal 1999, net sales were $11,835,926 compared with $10,474,928 for the first half of fiscal 1998, representing a 13.0% increase. Net earnings were $797,967 or $.66 basic net earnings per share and $.64 diluted net earnings per share for the current period, as compared to net earnings of $485,357 or $.40 basic and diluted net earnings per share from continuing operations for the prior six month period. Net earnings for the first half of fiscal 1998 were $1,438,168 or $1.19 basic net earnings per share and $1.18 diluted net earnings per share, which included net earnings from discontinued operations of $952,811, or $.79 per basic share and $.78 per diluted share.

Sales increased primarily in the Amityville facility with significant earnings improvement at both the Amityville and Billerica, Massachusetts facilities.

Cost of sales, as a percentage of sales, decreased to 62.1% in the first half of fiscal 1999, compared to 65.2% in the first half of fiscal 1998, as a result of a better product mix and continued improvements in processes and controls.

During the first half of fiscal 1999, selling expenses decreased as a percentage of sales to 10.3% from 12.1% in the prior year principally due to lower commissions and royalties payable related to the customer mix in the first half of fiscal 1999. Interest expense decreased due to reduced borrowings. Investment income increased because of increased levels of cash outstanding.

The provision for income taxes for the six months ended August 29, 1998, reflects an estimated annual effective tax rate of approximately 32.9%. This rate is less than the federal statutory rate of 34% principally due to a lower tax rate on the income generated by the Company's Israeli subsidiary offset partially by the provision for state income taxes.

During the first half of fiscal 1999, sales orders booked were $14.8 million and the backlog was $16.9 million compared with $8.2 million and $14.7 million, respectively, for the first half of fiscal 1998.

Liquidity and Capital Resources
-------------------------------
August 29, 1998 compared with February 28, 1998
-----------------------------------------------

At August 29, 1998, the Company's ratio of current assets to current liabilities was 3.4 to 1 compared to 3.2 to 1 at February 28, 1998.

During the first half of fiscal 1999, cash flows from continuing operations increased to approximately $1,964,000 as compared to the comparable period last year of approximately $957,000, primarily due to increased profitability from operations and reductions in accounts receivable during the six month period. A portion of cash flows during the first half of fiscal 1999 were utilized to purchase equipment for approximately $436,000 and repay long and short term borrowings totaling approximately $252,000. The Company expects to spend up to $350,000 during the remainder of the year for capital equipment.

The agreements relating to the Company's 7-Day Demand Industrial Development Revenue Bonds contain several restrictive covenants. The Company must, among other things, maintain profitable operations, a minimum ratio of current assets to current liabilities, a minimum level of tangible net worth, as defined, and must not exceed a specified debt to equity ratio. The tangible net worth covenant limits the ability of the Company to pay cash dividends. As a result of such covenant, there is approximately $2,507,000 of unrestricted funds available for the payment of cash dividends as of August 29, 1998. Management anticipates using such funds to enhance future operations and does not anticipate cash dividends in the immediately foreseeable future. In addition, as of August 1998, the Company is no longer required to make monthly sinking fund payments towards its annual bond payment. This amount is reflected as restricted cash on the accompanying consolidated balance sheet as of February 28, 1998.

The Company believes that its present resources, including available credit, are sufficient to meet its needs for the foreseeable future.

On August 21, 1998, GMC entered into an agreement and plan of merger dated as of August 21, 1998 that contemplates the merger of GMC into a wholly-owned subsidiary of Herley Industries, Inc. of Lancaster, Pennsylvania for $18.00 per outstanding share of stock of GMC in cash and a three year warrant to purchase one share of common stock of Herley Industries, Inc. exercisable at $14.40 per share through January 11, 1999, and thereafter at $15.60 per share until expiration. Thirty percent of General Microwave Corporation's shareholders have signed irrevocable proxies agreeing to the merger of the two companies. The transaction is subject to the approval of the stockholders of GMC and customary closing conditions.

Year 2000 Conversion
--------------------

The Company has initiated a comprehensive Year 2000 program to insure there will be no adverse business effects by Year 2000 issues. The Company has instituted extensive internal review and testing procedures on an ongoing basis to guarantee that all systems are compliant. At the same time it is contacting its vendors and service providers and requiring written Year 2000 compliance. Based on the Company's ongoing evaluation, management currently believes that the costs to achieve year 2000 compliance will not be material to the Company's financial position or results of operations. The Company expects to complete its investigation, remediation and contingency planning activities for all mission critical systems and areas by June 30, 1999. At this time, the Company does not believe that it has any internal mission critical Year 2000 issues that it cannot remedy. General Microwave products are free from components that are time and date dependent and therefore will not be affected by the Year 2000. Despite its efforts to survey its customers, suppliers and service providers, the Company cannot be certain as to the actual Year 2000 readiness of these third parties or the impact that any non-compliance on their part may have on the Company's business, results of operations or financial condition.

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

		   PART II - OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders.
-------   ----------------------------------------------------

    General Microwave Corporation held its Annual Meeting of
Stockholders on June 23, 1998.

    At that meeting, the persons listed below who were the nominees of the Board of Directors listed in the Corporation's proxy statement for the meeting were elected as the entire Board of Directors of General Microwave Corporation, and the votes of the number of shares of Common Stock set forth below were cast as set forth below with respect to each of them. There were no other nominees for director of General Microwave Corporation at that meeting. There were 3,500 broker non-votes with respect to the election of directors and 2,810 shares abstained.

					    Authority to
			      For           Vote Withheld
			    ---------       -------------
    Sherman A. Rinkel       1,144,051               0
    Moe Wind                1,143,051           1,000
    Stanley Simon           1,142,051           2,000
    Mitchell Tuckman        1,144,051               0
    Edmond D. Franco        1,141,051           3,000
    Michael I. Stolzar      1,142,051           2,000
    Michael D. Magidson     1,141,051           3,000
    Arnold H. Levine        1,141,651           2,400
    Rozalie Schachter       1,143,551             500


    At that meeting, the stockholders also adopted and approved an amendment to the General Microwave Corporation 1990 Stock Option Plan that increased the number of shares of the Corporation's common stock that may be issued pursuant to that plan by 50,000 to 175,000. The votes of 1,093,976 shares of Common Stock were cast in favor of adoption and approval of the amendment, the votes of 50,096 shares were cast against adoption and approval of the amendment, the votes of 2,789 shares abstained, and there were 3,500 broker non-votes with respect to adoption and approval of the amendment.

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

    (a)   Exhibits:
	  ---------

	  The following exhibits are filed with this Quarterly
	  Report on Form 10-Q.

	  10(c) 1990 Stock Option Plan, as amended June 23, 1998
		- Incorporated by reference to Proxy Statement dated May 27, 1998, filed June 1, 1998.

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



				   GENERAL MICROWAVE CORPORATION
				   -----------------------------
					   (Registrant)




Date: October 8, 1998              By:S/Arnold H. Levine
				   -----------------------------
				   Arnold H. Levine, Vice
				   President-Finance, Treasurer,
				   Chief Financial Officer
				   (Principal Financial and
				   Chief Accounting Officer)

			  Exhibit Index
			  -------------


						 Page Number in
						   Sequential
Exhibit No.                                        Numbering
-----------                                      --------------

   10(c)    1990 Stock Option Plan, as amended
	    June 23, 1998 - Incorporated by
	    reference to Proxy Statement dated
	    May 27, 1998, filed June 1, 1998.

   27       Financial Data Schedule                    19
	    (Filed with electronically
	    filed copy only)

		GENERAL MICROWAVE CORPORATION
		      AND SUBSIDIARIES
		   FINANCIAL DATA SCHEDULE
		       Page 19 of 19